Form 10-Q
period 2007-03-31
ML APM Global Commodity FuturesAccess LLC
filed 2007-05-15
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-52384

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(Exact Name of Registrant as
specified in its charter)

Delaware	20-5269618
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC
Princeton Corporate Campus
800 Scudders Mill Road - Section 2G
Plainsboro, New Jersey 08536
(Address of principal executive offices)
(Zip Code)

609-282-6091
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $2,272,694 for 2007 and $1,272,271 for 2006)	$18,315,541	$10,138,738
Options at market (premium paid $1,322,161 for 2007 and $772,643 for 2006)	1,255,501	585,476
Net unrealized profit on open contracts	103,861	208,001
Deferred initial offering costs	40,005	55,000
Cash	9,583	—
Accrued interest	61,627	43,979

TOTAL ASSETS	$19,786,118	$11,031,194

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$2,424	$1,782
Management fee payable	24,572	13,694
Initial offering costs payable	57,000	60,000
Sponsor fee payable	16,718	—
Redemptions payable	198,566	4,449,999
Other	85,204	18,285

Total liabilities	384,484	4,543,760

MEMBERS’ CAPITAL:
Members’ Interest (19,838,926 and 6,615,200 Units)	19,401,634	6,487,434
Total members’ capital	19,401,634	6,487,434

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$19,786,118	$11,031,194
Based upon (19,838,926 and 6,615,200 Units outstanding, unlimited Units authorized)

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

March 31, 2007
TRADING LOSS:

Realized	$(160,628)
Change in unrealized	16,367
Brokerage commissions	(6,404)

Total trading loss	(150,665)

INVESTMENT INCOME:
Interest	145,490

EXPENSES:
Management fee	53,761
Sponsor fee	24,959
Other	119,331

Total expenses	198,051

NET INVESTMENT LOSS	(52,561)

NET LOSS	$(203,226)

NET LOSS PER UNIT:

Weighted average number of Units outstanding
Class A	3,358,565
Class C	2,193,175
Class D	9,017,430
Class I	1,137,883

Net loss per weighted average Unit
Class A	$(0.0136)
Class C	$(0.0213)
Class D	$(0.0099)
Class I	$(0.0190)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007

(unaudited)

	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	March 31, 2007

Class A	—	3,481,380	—	3,481,380
Class C	—	5,019,300	(201,897)	4,817,403
Class D	6,615,200	8,057,117	(5,465,200)	9,207,117
Class I	—	2,333,026	—	2,333,026

Total Members’ Units	6,615,200	18,890,823	(5,667,097)	19,838,926

	Members’ Capital				Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	Net Income	March 31, 2007

Class A	$—	$3,479,710	$—	$(45,709)	$3,434,001
Class C	—	4,981,430	(198,566)	(46,665)	4,736,199
Class D	6,487,434	7,895,997	(5,364,640)	(89,184)	8,929,607
Class I	—	2,323,495	—	(21,668)	2,301,827

Total Members’ Interest	$6,487,434	$18,680,632	$(5,563,206)	$(203,226)	$19,401,634

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML APM Global Commodity FuturesAccess LLC (the “Fund”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2006.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value.  Such costs initially were paid by Merrill Lynch Alternative Investments (“MLAI”).  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At March 31, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$3,435,749	3,434,001	3,481,380	$0.9869	$0.9864
Class C	4,737,731	4,736,199	4,817,403	$0.9835	$0.9831
Class D	8,941,503	8,928,607	9,207,117	$0.9712	$0.9698
Class I	2,302,647	2,301,827	2,333,026	$0.9870	$0.9866
	$19,417,630	$19,400,634	19,838,926

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D	$6,491,434	$6,487,434	6,615,200	$0.9813	$0.9807

3.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Absolute Plus Management LLC (“APM”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge APM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by APM.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the Financial Statements.

Class A

	Jan.	Feb.	Mar.
2007	N/A	$0.9932	$0.9869

Class C

	Jan.	Feb.	Mar.
2007	$0.9982	$0.9906	$0.9835

Class D

	Jan.	Feb.	Mar.
2007	$0.9816	$0.9762	$0.9712

Class I

	Jan.	Feb.	Mar.
2007	$0.9994	$0.9930	$0.9870

Performance Summary

January 1, 2007 to March 31, 2007

The Fund posted an overall loss for the quarter. The energy and interest rate sectors  posting gains while the currency, metals and agriculture sectors posted losses.

The energy sector was the most profitable for the Fund. Energy prices dropped sharply at the beginning of the quarter only to recover mid-quarter through the end of the quarter due to a combination of weather, sanguine geo-political concerns and near term inventory patterns worldwide.

The interest rate sector was flat for the quarter. Profits were posted at the beginning  of the quarter due to the U.S. Federal Reserve, now data driven, refraining from another interest rate increase, but remained tilted to higher inflationary outcomes. Concurrently, the European Central Bank and the Bank of England continued aggressive focus on reigning in inflationary expectations through higher market interest rates. Across the Group of Four (G-4), the intent still remains biased towards reducing excess market liquidity and containing inflationary pressures stemming from, historically low risk premiums, higher confidence and higher economic activity. Long term bond prices retreated and the ten year sector, European bonds finished down approximately 0.9% while U.S. bond prices fell 1.0% in value. Japanese prices countered the trend increasing 0.3% with revised uncertainty of near term monetary policy changes. Short term yields continued to move up outside the U.S. global fixed income trading had a positive impact on performance. Losses were posted mid-quarter however, due to the revisions of market sentiment based on seeming evidence of some slowing in U.S. real growth coupled with a continuation of rising growth prospects particularly in Europe and Asia. The quarter ended with profits posted to the Fund as short term yields continued to move up, outside the U.S. coupled with the fixed income trading causing a positive impact on performance.

The currency sector was not profitable for the Fund.  The quarter began with gains posted for the Fund as the U.S. dollar reversed losses to move slightly higher by 1.2%, due to the new evidence of sustained U.S. growth. However, losses posted mid-quarter through the end of the quarter as the U.S. dollar resumed to move slightly lower again subject to the new evidence of moderating U.S. growth and inflation.

The metals sector also incurred losses for the Fund. Due to volatility in the market, profits were posted mid-quarter only with losses posted to the Fund at the beginning of the quarter and the end of the quarter due to the response in the market specific demand data which caused copper to move lower and broader commodities to fluctuate.

The agricultural sector was the least profitable for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for this sector.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $10,964,651.

	March 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$6,701	0.06%	$13,034	$2,586
Energy	$4,226	0.04%	$6,856	$1,215
Interest Rates	651,539	5.94%	1,027,743	390,839
Metals	5,987	0.05%	10,837	2,545
Currencies	410	0.00%	1,208	9

TOTAL	$668,863	6.09%	$1,059,678	$397,194

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

Item 4.    Controls and Procedures

MLAI, the Sponsor of ML APM Global Commodity FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$ n/a
Feb-07	3,235,749	3,235,749	1.0000
Mar-07	243,961	245,631	0.9932
Apr-07	22,424	22,722	0.9869

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$439,000	439,000	$1.0000
Feb-07	680,997	682,225	0.9982
Mar-07	3,861,433	3,898,075	0.9906
Apr-07	3,852,933	3,917,573	0.9835

CLASS D

	Amount	Units	NAV (1)
Jan-07	$4,095,999	4,174,054	$0.9813
Feb-07	1,699,999	1,731,865	0.9816
Mar-07	2,099,999	2,151,198	0.9762
Apr-07	5,969,997	6,147,032	0.9712

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$20,000	20,000	$1.0000
Feb-07	1,040,000	1,040,624	0.9994
Mar-07	1,263,495	1,272,402	0.9930
Apr-07	25,000	25,329	0.9870

(1) Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Submission of Matters to a Vote of Security Holders

None.

Item 5.                                Other Information

None.

Item 6.                                Exhibits and Reports on Form 8-K.

(a)       Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:                     Are filed herewith.

32.01 and
32.02                                               Section 1350 Certifications

Exhibit 32.01

and 32.02                        Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)