Form 10-Q
period 2007-06-30
ML APM Global Commodity FuturesAccess LLC
filed 2007-08-14
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52384

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	20-5269618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APM GLOBAL COMMODITY FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $1,794,729 for 2007 and $1,272,271 for 2006)	$30,146,217	$10,138,738
Options at market (premium paid $2,224,238 for 2007 and $772,643 for 2006)	2,172,945	585,476
Net unrealized profit on open contracts	201,103	208,001
Cash	8,688	—
Deferred initial offering costs	25,000	55,000
Accrued interest	123,381	43,979

TOTAL ASSETS	$32,677,334	$11,031,194

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$3,391	$1,782
Management fee payable	40,566	13,694
Initial offering costs payable	54,073	60,000
Sponsor fee payable	37,152	—
Redemptions payable	88,663	4,449,999
Other	194,716	18,285

Total liabilities	418,561	4,543,760

MEMBERS’ CAPITAL:
Members’ Interest (32,428,501 and 6,615,200 Units outstanding, unlimited Units authorized)	32,258,773	6,487,434
Total members’ capital	32,258,773	6,487,434

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$32,677,334	$11,031,194

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
TRADING PROFIT:

Realized	$397,624	$236,996
Change in unrealized	112,609	128,976
Brokerage commissions	(11,956)	(18,360)

Total trading profit	498,277	347,612

INVESTMENT INCOME:
Interest	343,329	488,819

EXPENSES:
Management fee	117,730	171,491
Sponsor fee	90,537	115,496
Other	122,486	241,817

Total expenses	330,753	528,804

NET INVESTMENT INCOME (LOSS)	12,576	(39,985)

NET INCOME	$510,853	$307,627

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	3,678,022	3,550,239
Class C	10,949,880	6,571,528
Class D	13,875,571	11,446,501
Class I	3,377,560	2,257,722

Net income per weighted average Unit
Class A	$0.0156	$0.0033
Class C	0.0179	0.0226
Class D	0.0138	0.0089
Class I	0.0197	0.0198

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
For the six months ended June 30, 2007
(unaudited)

	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	June 30, 2007

Class A	—	3,807,148	(22,374)	3,784,774
Class C	—	14,176,180	(424,450)	13,751,730
Class D	6,615,200	14,204,149	(9,900,933)	10,918,416
Class I	—	4,009,705	(36,124)	3,973,581

Total Members’ Units	6,615,200	36,197,182	(10,383,881)	32,428,501

	Members’ Capital				Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	Net Income	June 30, 2007

Class A	$—	$3,800,506	$(22,423)	$11,702	$3,789,785
Class C	—	13,962,100	(417,494)	148,830	13,693,436
Class D	6,487,434	13,865,995	(9,664,640)	102,382	10,791,171
Class I	—	3,975,557	(35,889)	44,713	3,984,381

Total Members’ Interest	$6,487,434	$35,604,158	$(10,140,446)	$307,627	$32,258,773

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC
(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML APM Global Commodity FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the three months and six months ended June 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$3,792,928	3,789,785	3,784,774	$1.0022	$1.0013
Class C	13,699,088	13,693,436	13,751,730	0.9962	0.9958
Class D	10,808,276	10,791,171	10,918,416	0.9899	0.9958
Class I	3,986,481	3,984,381	3,973,581	1.0032	1.0027
	$32,286,773	$32,258,773	32,428,501

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Othe Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D	$6,491,434	$6,487,434	6,615,200	$0.9813	$0.9807

3.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the  unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48.  FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006.  The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2007	N/A	$0.9932	$0.9869	$0.9853	0.9827	$1.0022

Class C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2007	$0.9982	$0.9906	$0.9835	$0.9810	$0.9776	$0.9962

Class D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2007	$0.9816	$0.9762	$0.9712	$0.9708	$0.9695	$0.9899

Class I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2007	$0.9994	$0.9930	$0.9870	$0.9857	$0.9834	$1.0032

Performance Summary

January 1, 2007 to June 30, 2007

January 1, 2007 to March 31, 2007

The Fund posted an overall loss for the quarter. The energy and interest rate sectors posted gains while the currency, metals and agriculture sectors posted losses.

The energy sector was the most profitable for the Fund.  Energy prices dropped sharply at the beginning of the quarter only to recover mid-quarter through the end of the quarter due to a combination of weather, sanguine geo-political concerns and near term inventory patterns worldwide.

The interest rate sector was flat for the quarter. Profits were posted at the beginning  of the quarter due to the U.S. Federal Reserve, now data driven, refraining from another interest rate increase, but remained tilted to higher inflationary outcomes. Concurrently, the European Central Bank and the Bank of England continued aggressive focus on reigning in inflationary expectations through higher market interest rates. Across the Group of Four (G-4), the intent still remains biased towards reducing excess market liquidity and containing inflationary pressures stemming from, historically low risk premiums, higher confidence and higher economic activity. Long term bond prices retreated and the ten year sector European bonds finished down approximately 0.9% while U.S. bond prices fell 1.0% in value. Japanese prices countered the trend increasing 0.3% with revised uncertainty of near term monetary policy changes. Short term yields continued to move up outside the U.S. as global fixed income trading had a positive impact on performance.  Losses were posted mid-quarter however, due to the revisions of market sentiment based on seeming evidence of some slowing in U.S. real growth coupled with a continuation of rising growth prospects particularly in Europe and Asia. The quarter ended with profits posted to the Fund as short term yields continued to move up, outside the U.S. coupled with the fixed income trading causing a positive impact on performance.

The currency sector was not profitable for the Fund.  The quarter began with gains posted for the Fund as the U.S. dollar reversed losses to move slightly higher by 1.2% due to the new evidence of sustained U.S. growth. However, losses posted mid-quarter through the end of the quarter as the U.S. dollar resumed to move slightly lower again subject to the new evidence of moderating U.S. growth and inflation.

The metals sector also incurred losses for the Fund. Due to volatility in the market, profits were posted mid-quarter only with losses posted to the Fund at the beginning of the quarter and the end of the quarter due to the response in the market specific demand data which caused copper to move lower and broader commodities to fluctuate.

The agricultural sector was the least profitable for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

April 1, 2007 to June 30, 2007

The Fund posted profits for the quarter with interest rates, agriculture and currency sectors posting gains while the energy and metal sectors posted losses.

The interest rate sector was the most profitable for the Fund.  The fixed income market started the month with a strong U.S. non-farm payroll number that suggested a resumption of an upward growth path, but later in the beginning of the quarter the  GDP came out at only +1.3%, the lowest seen in 4 years, which suggested a possible continuation of slowing. In Europe, the macroeconomic numbers still suggest that the European Central Bank (“ECB”) and the Bank of England (“BOE”) must continue aggressive focus on reigning in inflationary expectations through higher interest rates. The intent across the Group of Four (G-4) still remains a bias towards raising rates and containing inflationary pressures. Net for the period, long-term bond prices moved sideways at best while short term yields continued to move up, outside the U.S. In the ten year sector, European bonds finished down approximately 0.7%, while U.S. bond prices rose 0.1% in value. Japanese fixed income prices finished up 0.3% with revised uncertainty of near term monetary policy changes. The fixed income portfolio provided a positive impact with a short position in rates across markets brought the overall strategy close to flat mid quarter. The fixed income sector benefited at the quarter’s end from liquidations in global bond markets as consensus shifted from an ease to a tightening.

The agriculture sector was profitable for the Fund. Profits were posted throughout the quarter. The quarter ended as wheat was the best performer in grains as dry conditions throughout the world has estimates of wheat stocks at a 30-year low. The ending stocks to use ratio is expected to be 20% for 2007-2008 (the lowest in 11 years). Soybeans had a strong month as forecasts on planting acreage is the lowest in 12 years as more focus shifts to corn for ethanol production. Dry weather in China contributed to a squeeze in supply as they are the world’s largest buyer of oilseed.

The currency sector was also profitable for the Fund. The quarter began with a small loss being posted to the Fund due to market volatility and a minimal gain mid-quarter. The U.S. dollar long and the British Gilt markets provided most of the gains.  The Japanese and Australian markets were also a small positive to performance while the Euro zone ended roughly unchanged.

The energy sector posted losses for the Fund. Losses were posted to the Fund the beginning of the quarter through mid-quarter in lieu of energy prices recovering from a combination of weather, keenly heightened geopolitical concerns and continued draw in near term inventory patterns worldwide. Profits were posted at the end of the quarter due to lower than expected inventories of gasoline and forecasts of exceptionally high demand during upcoming summer driving season.

The metals sector was the least profitable for the Fund. At the beginning of the quarter profits were posted to the Fund due to the Asian demand for copper and zinc. Zinc is used as a coating for preventing rust in steel when making buildings, cars and appliances. A shortage of zinc was caused by Chinese demand which is likely to continue as exploration is a long process and no new mines are expected until early 2008.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $19,036,661.34.

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$6,161	0.03%	$13,034	$2,586
Energy	5,250	0.03%	7,614	1,215
Interest Rates	1,091,828	5.74%	1,800,957	390,839
Metals	5,505	0.03%	10,837	2,545
Currencies	919	0.00%	3,150	9

TOTAL	$1,109,663	5.83%	$1,835,592	$397,194

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c).  MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$ n/a
Feb-07	3,235,749	3,235,749	1.0000
Mar-07	243,961	245,631	0.9932
Apr-07	22,424	22,722	0.9869
May-07	215,499	218,714	0.9853
Jun-07	82,873	84,332	0.9827
Jul-07	352,944	352,169	1.0022

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$439,000	439,000	$1.0000
Feb-07	680,997	682,225	0.9982
Mar-07	3,861,433	3,898,075	0.9906
Apr-07	3,852,933	3,917,573	0.9835
May-07	1,670,563	1,702,918	0.9810
Jun-07	3,457,174	3,536,389	0.9776
Jul-07	3,592,585	3,606,289	0.9962

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$4,095,999	4,174,054	$0.9813
Feb-07	1,699,999	1,731,865	0.9816
Mar-07	2,099,999	2,151,198	0.9762
Apr-07	5,969,998	6,147,032	0.9712
May-07	—	—	0.9708
Jun-07	—	—	0.9750
Jul-07	750,000	757,652	0.9899

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$20,000	20,000	$1.0000
Feb-07	1,040,000	1,040,624	0.9994
Mar-07	1,263,495	1,272,402	0.9930
Apr-07	223,565	226,510	0.9870
May-07	1,028,998	1,043,926	0.9857
Jun-07	399,499	406,243	0.9834
Jul-07	767,379	764,932	1.0032

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

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)