Form 10-Q
period 2007-09-30
ML APM Global Commodity FuturesAccess LLC
filed 2007-11-14
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Hopewell Building No. 2
1200 Merrill Lynch Drive - First Floor
Pennington, New Jersey 08534
(Address of principal executive offices)
(Zip Code)

609-274-5838
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

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ML APM GLOBAL COMMODITY FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $2,893,400 for 2007 and $1,272,271 for 2006)	$40,452,977	$10,138,738
Options at market (premium paid $2,980,653 for 2007 and $772,643 for 2006)	5,355,850	585,476
Net unrealized profit (loss) on open contracts	(42,795)	208,001
Cash	36,331	—
Deferred initial offering costs	2,800	55,000
Accrued interest	151,564	43,979

TOTAL ASSETS	$45,956,727	$11,031,194

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$3,357	$1,782
Management fee payable	57,038	13,694
Initial offering costs payable	36,074	60,000
Sponsor fee payable	56,840	—
Performance fee payable	433,015	—
Redemptions payable	2,479,170	4,449,999
Other	238,406	18,285

Total liabilities	3,303,900	4,543,760

MEMBERS’ CAPITAL:
Members’ Interest (39,898,730 and 6,615,200 Units outstanding, unlimited Units authorized)	42,652,827	6,487,434
Total members’ capital	42,652,827	6,487,434

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$45,956,727	$11,031,194

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF INCOME
(unaudited)

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	2007	2007
TRADING PROFIT:

Realized	$1,273,691	$1,510,687
Change in unrealized	2,182,592	2,311,568
Brokerage commissions	(17,021)	(35,381)

Total trading profit	3,439,262	3,786,874

INVESTMENT INCOME:
Interest	438,015	926,834

EXPENSES:
Management fee	155,554	327,045
Sponsor fee	152,644	268,140
Performance fee	433,015	433,015
Other	113,382	355,199

Total expenses	854,595	1,383,399

NET INVESTMENT LOSS	(416,580)	(456,565)

NET INCOME	$3,022,682	$3,330,309

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	4,160,330	3,779,023
Class C	18,722,033	10,621,696
Class D	11,676,068	11,523,023
Class I	5,316,326	3,277,256

Net income per weighted average Unit
Class A	$0.0740	$0.0845
Class C	$0.0739	$0.1443
Class D	$0.0773	$0.0872
Class I	$0.0805	$0.1443

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
For the nine months ended September 30, 2007
(unaudited)

	Members’ Capital			Members’ Capital
	December 31, 2006*	Subscriptions	Redemptions	September 30, 2007
Class A	—	4,259,433	(222,719)	4,036,714
Class C	—	21,324,642	(1,517,133)	19,807,509
Class D	6,615,200	14,961,801	(11,598,523)	9,978,478
Class I	—	6,142,475	(66,446)	6,076,029

Total Members’ Units	6,615,200	46,688,351	(13,404,821)	39,898,730

	Members’ Capital				Members’ Capital
	December 31, 2006*	Subscriptions	Redemptions	Net Income	September 30, 2007
Class A	$—	$4,255,472	$(233,025)	319,456	$4,341,903
Class C	—	21,150,256	(1,553,655)	1,533,113	21,129,714
Class D	6,487,434	14,615,995	(11,476,308)	1,004,970	10,632,091
Class I	—	6,144,935	(68,586)	472,770	6,549,119

Total Members’ Interest	$6,487,434	$46,166,658	$(13,331,574)	3,330,309	$42,652,827

* The Fund commenced operations on December 1, 2006.

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML APM Global Commodity FuturesAccess LLC (the “Fund”) as of September 30, 2007, and the results of its operations for the three months and nine months ended September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$4,345,184	$4,341,903	4,036,714	$1.0764	$1.0756
Class C	21,136,160	21,129,714	19,807,509	1.0671	1.0668
Class D	10,649,436	10,632,091	9,978,478	1.0672	1.0655
Class I	6,551,499	6,549,119	6,076,029	1.0783	1.0779
	$42,682,279	$42,652,827	39,898,730

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D	$6,491,434	$6,487,434	6,615,200	$0.9813	$0.9807

3.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit or market value on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit or market value of options, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

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

4.               RECENT ACCOUNTING PRONOUNCEMENT

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

Class A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	July	Aug.	Sept.
2007	N/A	$0.9932	$0.9869	$0.9853	0.9827	$1.0022	$1.0161	$1.0259	$1.0764

Class C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	July	Aug.	Sept.
2007	$0.9982	$0.9906	$0.9835	$0.9810	$0.9776	$0.9962	$1.0092	$1.0181	$1.0671

Class D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	July	Aug.	Sept.
2007	$0.9816	$0.9762	$0.9712	$0.9708	$0.9695	$0.9899	$1.0049	$1.0160	$1.0672

Class I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	July	Aug.	Sept.
2007	$0.9994	$0.9930	$0.9870	$0.9857	$0.9834	$1.0032	$1.0175	$1.0277	$1.0783

Performance Summary

January 1, 2007 to September 30, 2007

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

The interest rate sector was the most profitable for the Fund.  The fixed income market started the month with a strong U.S. non-farm payroll number that suggested a resumption of an upward growth path, but later in the beginning of the quarter the  GDP came out at only +1.3%, the lowest seen in 4 years, which suggested a possible continuation of slowing. In Europe, the macroeconomic numbers still suggest that the ECB and the BOE must continue aggressive focus on reigning in inflationary expectations through higher interest rates. The intent across the Group of Four (G-4) still remains a bias towards raising rates and containing inflationary pressures. Net for the period, long-term bond prices moved sideways at best while short term yields continued to move up, outside the U.S. In the 10-year sector, European bonds finished down approximately 0.7%, while U.S. bond prices rose 0.1% in value. Japanese fixed income prices finished up 0.3% with revised uncertainty of near term monetary policy changes. The fixed income portfolio provided a positive impact with a short position in rates across markets brought the overall strategy close to flat mid quarter. The fixed income sector benefited at the quarter’s end from liquidations in global bond markets as consensus shifted from an ease to a tightening.

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

The currency sector was also profitable for the Fund. The quarter began with a small loss being posted to the Fund due to market volatility and a minimal gain mid-quarter. The U.S. dollar long and the Gilt markets provided most of the gains.  The Japanese and Australian markets were also a small positive to performance while the Euro zone ended roughly unchanged.

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

July 1, 2007 to September 30, 2007

The Fund posted profits for the third quarter with gains being posted in all the sectors.

The agriculture sector posted the highest gains for the Fund. The rally in commodities has made the deltas in certain options such as cotton, sugar, hogs and cattle move up to 80% at the beginning of the quarter. Profits continued to be posted to the Fund mid-quarter as wheat had a strong month off of a continued drought in Australia, Canada, and other parts of Europe. U.S. supplies and inventories were at their lowest in 26 years. Wheat continued to trade strong at the end of the quarter due to the on-going drought conditions and estimates from United States Department of Agriculture (“USDA”) that projected inventories for 2007/2008 will be the lowest since 1973/1974. U.S. wheat exports are already up 66% from last year and the USDA is predicting a further 18% rise for 2007/2008.

The metals sector posted profits for the Fund. At the beginning of the quarter profits were posted to the Fund as copper remained strong due to the labor unrest in Central and South America. However, losses were posted to the Fund mid-quarter as industrial metals weakened from expected slowing demand. The quarter ended with profits posted to the Fund as gold prices firmed on the continued weakness of the dollar and overall credit concerns.

The energy sector posted profits for the Fund. Crude oil traded over $78.00 a barrel on continued high demand beginning of the quarter plus the International Energy Agency forecasted that global demand will rise by 1.8% next year without any output increase from OPEC. The biggest news was the Contango that existed from the first quarter of 2005 for oil corrected and moved to backwardation. Losses were posted to the Fund mid-quarter as crude oil traded down to $70.00 a barrel on reported liquidation from hedge funds raising cash for redemptions. Hurricane Dean did not impact U.S. oil production, but it later traded back up with inventory levels falling and a record demand for gasoline. The quarter ended with profits posted to the Fund as crude oil had strong recovery as the Department of Energy’s Short-Term Energy Outlook saw a continued low surplus production and weak inventories. According to Cambridge Energy Research Associates, 100 new rigs could be built in the next four years, but new supply won’t hit until mid to late 2009.

The interest rate sector posted profits for the Fund.  The beginning of the quarter was challenging due to the subprime mortgage problems impacting global markets and U.S. interest rates started to reverse their trends of factoring a tightening of rates causing the losses to be posted to the Fund. The U.S. Federal Funds futures have factored in an ease of 25 basis points by December 2007. The shorter end of international curves showed less of a reaction due to a view that the problem will be contained in the U.S. Also, continued strength in underlying economic fundamentals brought another rate hike by the Bank of England. Profits were posted to the Fund mid-quarter as the U.S. Federal Reserve lowered the discount rate to 5.75% from 6.25% in an attempt to boost credit markets. Continued money market concerns caused short term U.S. treasury bills to have wild swings up to 100 basis points in one day. European Central Bank changed tone away from inflation by saying that the Central Bank is not committed to raising rates. The United Kingdom is showing first signs that past interest rate hikes are having an impact on its economy.  Even though the U.S. Federal Reserve further cut rates by 50 basis points bringing the U.S. Federal Funds rate down to 4.75% and adding stability into financial markets at the end of the quarter, but it was not enough to offset the losses posted to the Fund.

The currency sector was also profitable for the Fund. The quarter began with profits being posted to the Fund as the fixed income portions were set up well to take in a period of global equity volatility. Profits continued to be posted through mid-quarter as the fixed income book continued to benefit from a period of global equity volatility. The quarter ended with a small loss being posted to the Fund as the fixed income portion went long in Euro dollars and shorted the short duration instruments in the Euro zone.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $25,376,727.

September 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$82,422	0.32%	$629,565	$2,587
Energy	50,612	0.20%	355,242	1,215
Interest Rates	1,222,733	4.82%	2,092,721	390,839
Metals	30,948	0.12%	166,653	2,545
F/X	10,252	0.04%	84,535	9

TOTAL	$1,396,967	5.50%	$3,328,716	$397,195

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$ n/a
Feb-07	3,235,749	3,235,749	1.0000
Mar-07	243,961	245,631	0.9932
Apr-07	22,424	22,722	0.9869
May-07	215,499	218,714	0.9853
Jun-07	82,873	84,332	0.9827
Jul-07	352,944	352,169	1.0022
Aug-07	71,174	70,046	1.0161
Sep-07	30,848	30,070	1.0259
Oct-07	186,639	173,392	1.0764

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-07	$4,095,999	4,174,054	$0.9813
Feb-07	1,699,999	1,731,865	0.9816
Mar-07	2,099,999	2,151,198	0.9762
Apr-07	5,969,998	6,147,032	0.9712
May-07	—	—	0.9708
Jun-07	—	—	0.9695
Jul-07	750,000	757,652	0.9899
Aug-07	—	—	1.0049
Sep-07	—	—	1.0160
Oct-07	5,127,434	4,804,567	1.0672

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$439,000	439,000	$1.0000
Feb-07	680,997	682,225	0.9982
Mar-07	3,861,433	3,898,075	0.9906
Apr-07	3,852,933	3,917,573	0.9835
May-07	1,670,563	1,702,918	0.9810
Jun-07	3,457,174	3,536,389	0.9776
Jul-07	3,592,585	3,606,289	0.9962
Aug-07	1,214,985	1,203,909	1.0092
Sep-07	2,380,586	2,338,264	1.0181
Oct-07	1,338,306	1,254,152	1.0671

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$20,000	20,000	$1.0000
Feb-07	1,040,000	1,040,624	0.9994
Mar-07	1,263,495	1,272,402	0.9930
Apr-07	223,565	226,510	0.9870
May-07	1,028,998	1,043,926	0.9857
Jun-07	399,499	406,243	0.9834
Jul-07	767,379	764,932	1.0032
Aug-07	371,999	365,601	1.0175
Sep-07	1,030,000	1,002,237	1.0277
Oct-07	1,082,198	1,003,615	1.0783

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

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC (Manager)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)