Form 10-K
period 2007-12-31
ML APM Global Commodity FuturesAccess LLC
filed 2008-03-31
CIK 1384841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-52384

ML APM GLOBAL

COMMODITY FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5269618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell  Corporate Campus, Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

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

As January 31, 2008, units of limited liability company interest with a Net Asset Value of $77,734,662 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML APM GLOBAL COMMODITY

FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor and manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $63,599,050 and the Net Asset Value per Unit for all other purposes, was $1.1424 for Class A, $1.1280 for Class C, $1.1311 for Class D and $1.1414 for Class I. The Net Asset Value per Unit for financial reporting purposes in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) was $1.1416 for Class A, $1.1278 for Class C, $1.1302 for Class D and $1.1411 for Class I, and the Net Asset Value of the Fund was $63,569,046.

The highest month-end Net Asset Value per Unit for all other purposes for Class A as of December 31, 2007 was $1.1424 (December 31, 2007) and the lowest was $0.9827 (May 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class C as of December 31, 2007 was $1.1280 (December 31, 2007) and the lowest was $0.9776 (May 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D as of December 31, 2007 was $1.1311 (December 31, 2007) and the lowest was $0.9695 (May 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class I as of December 31, 2007 was $1.1414 (December 31, 2007) and the lowest was $0.9834 (May 31, 2007).

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

The Fund has entered into an advisory agreement with Absolute Plus Management, LLC (“APM”) whereby APM trades through a managed account the Fund’s assets using The APM Hedged Global Commodity Strategy. In The APM Hedged Global Commodity Strategy, APM applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, and currencies in their cross rates, and minor currency markets.

Employees

The Fund has no employees.

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

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Under the single currency margining system implemented for the Fund, the Fund does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund’s U.S. dollar Cash Assets.  The Fund does not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund.  Merrill Lynch charges the Fund Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

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

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006.

		2007		2006
Charges	Dollar Amount	% of Average Month-End Net Assets (all other purposes)	Dollar Amount	% of Average Month-End Net Assets (all other purposes) (1)

Performance fee	$936,548	2.87%	$—	0.00%
Sponsor fee	465,974	1.43%	—	0.00%
Other Expenses	426,215	1.30%	23,284	0.26%
Management fee	543,610	1.66%	13,694	0.16%
Total	$2,372,347	7.26%	$36,978	0.42%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Value for all other purposes during 2007 and 2006 equaled $32,675,322 and $8,820,717, respectively.

During 2007, the Fund earned $1,459,136 in interest income, or approximately 4.47% of the Fund’s average month-end Net Assets for all other purposes. During 2006, the Fund earned $45,356 in interest income, or approximately 0.5142% of the Fund’s average month-end Net Assets for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2007 and 2006, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $7.63 and $10.47, respectively.

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

APM and MLAI	Annual performance fees	15% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. MLAI receives 25% of the 15% Annual Performance Fees.

APM and MLAI	Management fees	A flat-rate monthly charge of 0.125 of 1% of the Fund’s month-end assets (a 1.5% annual rate). MLAI receives 25% of the 1.5% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, APM and MLPF&S are each subject to regulation by the CFTC and the NFA.  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (the “FINRA”).

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, Building No. 2, 1200 Merrill Lynch Drive – First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None.

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

(b)                                 Holders:

As of December 31, 2007, there were 530 holders of Units.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

During 2007, the Fund issued Units as set forth in the following chart.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$n/a
Feb-07	3,235,749	3,235,749	1.0000
Mar-07	243,961	245,631	0.9932
Apr-07	22,424	22,722	0.9869
May-07	215,499	218,714	0.9853
Jun-07	82,873	84,332	0.9827
Jul-07	352,944	352,169	1.0022
Aug-07	71,174	70,046	1.0161
Sep-07	30,848	30,070	1.0259
Oct-07	186,639	173,392	1.0764
Nov-07	—	—	1.1056
Dec-07	42,299	37,686	1.1224
Jan-08	1,786,860	1,564,128	1.1424
Feb-08	149,954	122,662	1.2225

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$439,000	439,000	$1.0000
Feb-07	680,997	682,225	0.9982
Mar-07	3,861,433	3,898,075	0.9906
Apr-07	3,852,933	3,917,573	0.9835
May-07	1,670,563	1,702,918	0.9810
Jun-07	3,457,174	3,536,389	0.9776
Jul-07	3,592,585	3,606,289	0.9962
Aug-07	1,214,985	1,203,909	1.0092
Sep-07	2,380,586	2,338,264	1.0181
Oct-07	1,338,306	1,254,152	1.0671
Nov-07	2,108,301	1,925,565	1.0949
Dec-07	1,827,545	1,646,734	1.1098
Jan-08	4,037,339	3,579,201	1.1280
Feb-08	3,584,330	2,971,835	1.2061

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$4,095,999	4,174,054	$0.9813
Feb-07	1,699,999	1,731,865	0.9816
Mar-07	2,099,999	2,151,198	0.9762
Apr-07	5,969,998	6,147,032	0.9712
May-07	—	—	0.9708
Jun-07	—	—	0.9695
Jul-07	750,000	757,652	0.9899
Aug-07	—	—	1.0049
Sep-07	—	—	1.0160
Oct-07	5,177,434	9,851,419	1.0672
Nov-07	1,899,999	1,734,367	1.0955
Dec-07	3,459,656	3,110,922	1.1121
Jan-08	748,059	661,355	1.1311
Feb-08	—	—	1.2119

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$20,000	20,000	$1.0000
Feb-07	1,040,000	1,040,624	0.9994
Mar-07	1,263,495	1,272,402	0.9930
Apr-07	223,565	226,510	0.9870
May-07	1,028,998	1,043,926	0.9857
Jun-07	399,499	406,243	0.9834
Jul-07	767,379	764,932	1.0032
Aug-07	371,999	365,601	1.0175
Sep-07	1,030,000	1,002,237	1.0277
Oct-07	1,082,198	1,003,615	1.0783
Nov-07	849,999	768,118	1.1066
Dec-07	1,078,998	961,245	1.1225
Jan-08	2,535,059	2,221,008	1.1414
Feb-08	2,721,249	2,227,246	1.2218

(1) Net Asset Value for all other purposes

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the Year Ended December 31, 2007	For the Period December 1, 2006, (commencement of operations) to December 31, 2006

Trading profit (loss)
Realized	$4,791,852	$(238,314)
Change in Unrealized	2,721,629	20,834
Brokerage Commissions	(82,693)	(3,465)
Total trading profit (loss)	7,430,788	(220,945)

INVESTMENT INCOME:
Interest	1,459,136	45,356

EXPENSES:
Management fee	543,610	13,694
Sponsor fee	465,974	—
Performance fee	936,548	—
Other	426,215	23,284
Total Expenses	2,372,347	36,978

NET INVESTMENT INCOME (LOSS)	(913,211)	8,378

NET INCOME (LOSS)	$6,517,577	$(212,567)

Balance Sheet Data	December 31, 2007	December 31, 2006

Members’ Capital	$63,569,046	$6,487,434

Net Asset Value per Class A Unit	$1.1416	N/A
Net Asset Value per Class C Unit	$1.1278	N/A
Net Asset Value per Class D Unit	$1.1302	$0.9807
Net Asset Value per Class I Unit	$1.1411	N/A

For financial reporting purposes, in conformity with GAAP, the Fund amortizes initial offering costs payable to MLAI over twelve months for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2007 and 2006, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$4,852,693	$4,849,384	4,247,792	$1.1424	$1.1416
Class C	26,466,199	26,459,564	23,461,920	1.1280	1.1278
Class D	22,254,692	22,237,106	19,675,186	1.1311	1.1302
Class I	10,025,466	10,022,992	8,783,678	1.1414	1.1411
	$63,599,050	$63,569,046	56,168,576

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D	$6,491,434	$6,487,434	6,615,200	$0.9813	$0.9807

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	$0.9932	$0.9869	$0.9853	$0.9827	$1.0022	$1.0161	$1.0259	$1.0764	$1.1056	$1.1224	$1.1424

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	$0.9982	$0.9906	$0.9835	$0.9810	$0.9776	$0.9962	$1.0092	$1.0181	$1.0671	$1.0949	$1.1098	$1.1280

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$0.9813
2007	$0.9816	$0.9762	$0.9712	$0.9708	$0.9695	$0.9899	$1.0049	$1.0160	$1.0672	$1.0955	$1.1121	$1.1311

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	$0.9994	$0.9930	$0.9870	$0.9857	$0.9834	$1.0032	$1.0175	$1.0277	$1.0783	$1.1066	$1.1225	$1.1414

Pursuant to CFTC policy, monthly performance is presented from December 1, 2006 (commencement of operations).

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2007

Aggregate Subscriptions:    $4,484,410

Current Capitalization:   $4,852,693

Worst Monthly Drawdown(2):  (0.68)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (1.73)%  (February - May 2007)

Net Asset Value per Unit for Class A, December 31, 2007:   $1.1424

Monthly Rates of Return-Class A (4)

Month	2007
January	0.00%
February	(0.68)
March	(0.64)
April	(0.16)
May	(0.26)
June	1.98
July	1.39
August	0.97
September	4.92
October	2.71
November	1.52
December	1.78
Compound Annual Rate of Return	14.24%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since February 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since February 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 14.13%.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: January 1, 2007

Aggregate Subscriptions:    $26,424,408

Current Capitalization:   $26,466,199

Worst Monthly Drawdown(2):  (0.76)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (2.23)%  (January – May 2007)

Net Asset Value per Unit for Class C, December 31, 2007:   $1.1280

Monthly Rates of Return-Class C (4)

Month	2007
January	-0.18%
February	(0.76)
March	(0.72)
April	(0.25)
May	(0.35)
June	1.90
July	1.30
August	0.88
September	4.81
October	2.61
November	1.36
December	1.64
Compound Annual Rate of Return	12.81%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 12.78%.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: January 1, 2007

Aggregate Subscriptions:    $9,156,130

Current Capitalization:   $10,025,466

Worst Monthly Drawdown(2):  (0.64)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (1.60)%  (January – May 2007)

Net Asset Value per Unit for Class I, December 31, 2007:   $1.1414

Monthly Rates of Return-Class I (4)

Month	2007
January	-0.06%
February	(0.64)
March	(0.60)
April	(0.13)
May	(0.23)
June	2.02
July	1.42
August	1.00
September	4.92
October	2.63
November	1.43
December	1.68
Compound Annual Rate of Return	14.13%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 14.11%.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2006

Aggregate Subscriptions:    $36,303,086

Current Capitalization:   $22,254,692

Worst Monthly Drawdown(2):  (1.87)% (December 2006)

Worst Peak-to-Valley Drawdown(3):  (3.05)%  (December 2006 – May 2007)

Net Asset Value per Unit for Class D, December 31, 2007:   $1.1311

Monthly Rates of Return-Class D (4)

Month	2007	2006
January	0.03%
February	(0.55)
March	(0.51)
April	(0.04)
May	(0.14)
June	2.11
July	1.51
August	1.10
September	5.05
October	2.65
November	1.52
December	1.71	-1.87%
Compound Annual Rate of Return	15.26%	-1.87%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 15.24%.

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

APM is unlikely to be profitable in markets in which trends do not occur. Erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

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

The APM Hedged Global Commodity Strategy (“APM HGC”) is a program that seeks to achieve consistent long-term capital appreciation while adhering to volatility control and disciplined risk management principles. APM HGC intends to exploit the coincident relationship between economic expansion and commodity demand, and the options basket traded by APM HGC is designed to produce a stable negative correlation versus the global fixed income markets. When commodity demand increases, APM HGC may benefit throughincrease in the portfolio exposure to commodities. When economies contract, APM HGC may benefit through varying exposure to G-10 interest rate markets. The commodity options program trades on the major non-financial futures markets and seeks to utilize primarily two components of commodity price behavior to its advantage: 1) The fat tail nature of commodity returns (caused by supply demand shocks/imbalances) and 2) the reverting nature of commodity price paths. Long option trading positions in the APM HGC portfolio benefit from rallying commodities, while de-leveraging commodities that are falling in price. APM HGC seeks to rebalance the options basket in an effort to maximize the benefit of potential price retracement and reversion probability by constraining the dollar allocation to the basket. The optimization exercise results in a lower exposure to commodities that have recently rallied and more exposure to commodities that have recently sold off. APM does not sell commodity options as part of APM HGC, and the Fund understands that APM does not plan to sell commodity options as part of APM HGC.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

2007	Total Trading Profit (Loss)

Energy	2,643,036
Interest Rates	2,109,597
Agricultural Commodities	1,726,763
Metals	955,905
Currencies/FX	10,640
Subtotal	7,445,941
Change in Brokerage Commissions Payable	(15,153)
Total	$7,430,788

The Fund posted profits for the year with gains being posted in all the sectors.

The energy sector was the most profitable for the Fund. Energy prices dropped sharply at the beginning of the year but recovered mid-quarter through the end of the first quarter due to a combination of weather, geo-political concerns and near term inventory patterns worldwide. Profits continued to be posted at the end of the second quarter due to lower than expected summer driving season. Crude oil traded over $78.00 a barrel on continued high demand during the third quarter along with the International Energy Agency forecast that global demand will rise by 1.8% in 2008 without any output increase from OPEC. Losses were posted to the Fund mid-quarter as crude oil traded down to $70.00 a barrel. Hurricane Dean did not significantly impact U.S. oil production, but it later traded back up with inventory levels falling and a record demand for gasoline. The third quarter ended with profits posted to the Fund as crude oil had strong recovery as the Department of Energy’s Short-Term Energy Outlook reported a continued low surplus production and weak inventories. The year ended with profits being posted to the Fund as crude oil traded higher as inventory figures announced by the Energy Department prompted a drop of 3.3 million barrels to the lowest figure since January of 2005. The assassination of Bhutto in Pakistan heightened geopolitical uncertainty in the region which generally contributes to keeping oil firm.

The interest rate sector posted profits for the Fund. Profits were posted at the beginning of the year in connection with the U.S. Federal Reserve refrained from another interest rate increase, amid inflationary concerns. Concurrently, the European Central Bank and the Bank of England continue aggressive focus on reigning in inflationary expectations through higher market interest rates. Across the Group of Four (G-4) a focus remains towards reducing excess market liquidity and containing inflationary pressures stemming from, relatively low risk premiums, generally higher confidence and stronger economic activity. Long term bond prices retreated and European bonds finished down approximately 0.9% while U.S. bond prices fell 1.0% in value. Japanese prices countered the trend increasing 0.3% with revised uncertainty of near term monetary policy changes. However, losses were posted in the middle part of the first quarter partly due to the revisions of market sentiment based on seeming evidence of some slowing in U.S. real growth coupled with a continuation of rising growth prospects particularly in Europe and Asia. The first quarter ended with profits posted to the Fund as short term yields continued to move up outside the U.S. coupled with the fixed income trading. Profits were posted to the Fund as the fixed income market started the second quarter with a strong U.S. non-farm payroll number that suggested a resumption of an upward growth path, however, the GDP came out at only +1.3%, the lowest seen in 4 years, which suggested a possible continuation of slowing.   Net for the period, long-term bond prices moved sideways while short term yields continued to move up outside the U.S. In the 10-year sector, European bonds finished down approximately 0.7%, while U.S. bond prices rose 0.1% in value. Japanese fixed income prices finished up 0.3% with revised uncertainty of near term monetary policy changes. The fixed income portfolio provided a positive impact with a short position in rates across markets brought the overall strategy close to flat mid quarter. The fixed income sector benefited at the quarters end from liquidations in global bond markets as consensus shifted from an ease to a tightening. The beginning of the third quarter was challenging due to the subprime mortgage problems impacting global markets and U.S. interest rates starting to reverse their trends of factoring a tightening of rates causing the losses to be posted to the Fund. The Federal Funds futures had factored in an ease of 25 basis points by December 2007. The shorter end of international curves showed less of a reaction due to a view that the problem will be contained in the U.S.  Also, continued strength in underlying economic fundamentals brought another rate hike by the Bank of England. Profits were posted to the Fund mid quarter as the Federal Reserve lowered the discount rate to 5.75% from 6.25% in an attempt to boost credit markets. Continued money market concerns caused short term U.S. treasury bills to have volatile swings up to 100 basis points in one day.  The United Kingdom is showing first signs that past interest rate hikes are having an impact on its economy. The Federal Reserve cutting rates by 50 basis points bringing the Federal Funds rate down to 4.75% and adding stability into financial markets at the end of the third quarter, it was not enough to offset the losses posted to the Fund. In the fourth quarter, the Federal Reserve lowered rates by 50 basis points on Federal Funds and Discount Rate. The Federal Reserve and other Central Banks executed an additional ease by providing funds through an auction process over the year end. The S&P downgraded its outlook of two major bond insurers, MBIA and Ambac which increased concerns for credit concerns in financial markets. The year ended with profits being posted to the Fund.

The agriculture sector posted profits for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses at the beginning of the year. The losses posted to the Fund at the beginning of the year were offset through profits being posted to the Fund throughout the second quarter as wheat was the best performer in grains as dry conditions throughout the world had estimates of wheat stocks around a 30-year low, the ending stocks to use ratio is expected to be 20% for 2007-2008 (the lowest in 11 years). Soybeans also had a strong second quarter as forecasts on planting acreage was among the lowest in 12 years as more focus shifts to corn for ethanol production. Dry weather in China contributed to a squeeze in supply as China is the world’s largest buyer of oilseed.  The rally in commodities such as cotton, sugar, hogs and cattle moved up to 80% at the beginning of the third quarter. Profits continued to be posted to the Fund mid-quarter as wheat had a strong month in connection with a continued drought in Australia, Canada, and other parts of Europe. U.S. supplies and inventories were among their lowest in 26 years. Wheat continued to trade strong at the end of the third quarter due to the on-going drought conditions. The softs reduced performance by approximately 1.40% with coffee and wheat the primary contributors to the loss at the beginning of the fourth quarter. Wheat graded strong as a weak dollar increased speculation that demand will grow outside the United States. Also, inventories will probably be lowered by continued drought conditions in the U.S. plain region.   Soybean futures rose to among their highest level in 34 years as drought conditions hit Argentina.  Sugar rose to its highest level in 10 months as shipment delays from India were expected due to bottlenecks at ports as the year ended.

The metals sector posted profits for the Fund. Due to volatility in the market the only profits posted to the Fund at the beginning of the year was during the middle part of the first quarter partly due to the response in the market specific demand data which caused copper to move lower and broader commodities to fluctuate. At the beginning of the second quarter profits were posted to the Fund due to the Asian demand for copper and zinc. Profits were posted to the Fund at the beginning of the third quarter as copper remained strong partly due to the labor unrest in Central and South America. Losses were posted to the Fund mid-quarter as industrial metals weakened from expected slowing demand, however offset at the end of the third quarter with profits posted for the Fund as gold prices firmed on the continued weakness of the dollar and overall credit concerns. The year ended with profits posted to the Fund as gold continued to climb on the weakness of the U.S. dollar finishing the year with its best yearly gain since 1979.

The currency sector was also profitable for the Fund. At the beginning of the first quarter profits were posted to the Fund due to the U.S. dollar reversed losses to move slightly higher by 1.2%, subject to the new evidence of sustained U.S. growth. However, losses were posted to the Fund mid-quarter through the end of the first quarter as the U.S. dollar resumed moving slightly lower again subject to the new evidence of moderating U.S. growth and inflation. The second quarter began with a small loss being posted to the Fund due to market volatility and a minimal gain mid quarter. The U.S. dollar long positions and the Gilt markets provided most of the gains at the end of the second quarter. The third quarter began with profits being posted to the Fund as the fixed income portions were set up well to take in a period of global equity volatility. Profits continued to be posted through mid-quarter as the fixed income book continued to benefit from a period of global equity volatility. However, the quarter ended with a small loss due to the fixed income portion of the sector which was basically long Euro dollars and short the very short duration instruments in the Euro zone.  The year ended with profits posted to the Fund in spite of the continued turmoil in the financial markets.

2006	Total Trading Profit (Loss)

Metals	$(95,103)
Agricultural Commodities	(10,685)
Currencies	81
Energy	(81,657)
Interest Rates	(31,799)
Subtotal	(219,163)
Change in Brokerage Commissions Payable	(1,782)
Total	$(220,945)

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

(The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a) (4) and 3.03(a) (5) of Regulation S-K.)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the year ended December 31, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $32,675,322 and $8,820,717, respectively.

	December 31, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$19,276	0.06%	$58,422	$2,586
Energy	19,519	0.06%	51,490	1,215
Interest Rates	1,924,370	5.89%	4,994,439	390,839
Metals	18,570	0.05%	71,341	2,545
Currencies	1,986	0.01%	11,880	9

TOTAL	$1,983,721	6.07%	5,187,572	$397,194

	December 31, 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$3,624	0.04%	$3,624	$3,624
Interest Rates	584,122	6.62%	584,122	584,122
Metals	2,777	0.03%	2,777	2,777
Currencies	169	0.00%	169	169

TOTAL	$590,692	6.69%	$590,692	$590,692

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and APM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

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

Metals.

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, sugar, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2007.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in British pounds and Euros.

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

Item 8: Financial Statements and Supplementary Data

Net Profit (Loss) by Quarter

Five Quarters through December 2007

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007	Fourth Quarter 2006
Total Income (Loos)	$4,176,216	$3,877,277	$841,606	$(5,175)	$(175,589)
Total Expenses	988,948	854,595	330,753	198,051	36,978
Net Income (Loss)	$3,187,268	$3,022,682	$510,853	$(203,226)	$(212,567)

Net Income (Loss) per weighted average Unit (a)	$0.0619	$0.0758	$0.0160	$(0.0139)	$(0.0191)

(a) The Net Income (Loss) per Unit is based on the weighted average of the total Units per each quarter.

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                                          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                                          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                                          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2007, the Fund’s internal control over financial report was effective.

MLAI LLC, the Manager of ML APM Global Commodity FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by APM on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager and the General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public

Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Fund, and MLAI had no sponsor interest in the Fund.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures Fund, L.P., ML Select Futures I L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Chesapeake FuturesAccess LLC, ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

None.

(b)                                 Security Ownership of Management:

As of December 31, 2007, MLAI owned no Unit-equivalent member interests, the principals of MLAI did not own any Units, and APM did not own any Units.

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

In 2007, the Fund expensed:  (i) Brokerage Commissions of $82,693 to MLPF&S (ii) management fees of $407,708 earned by APM and $135,902 earned by MLAI and (iii) sponsor fees of $465,974 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2007 were $69,000. Aggregate fees billed for these services for the period ended December 31, 2006 were $18, 000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2007, related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2007 were $64,000. Aggregate fees billed for these services for the period ended December 31, 2006 were $27,500.

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2007 and for the period ended December 31, 2006 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2007 and 2006		2

Statements of Operations for the year ended December 31, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006		3

Statements of Changes in Members’ Capital for the year ended December 31, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006		4

Financial Data Highlights for the year ended December 31, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006		5-6

Notes to Financial Statements		7-13

2.	Financial Statement Schedules:

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

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement (File No. 000-52384) filed on December 20, 2004, on Form 10 under the Securities Exchange Act of 1934 (the “Registrant’s Registration Statement”).

3.02	3.02	Limited Liability Company Operating Agreement of ML APM Global Commodity FuturesAccess LLC.

Exhibit 3.02		Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

3.03	10.01	Customer Agreement between ML APM Global Commodity FuturesAccess LLC. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:		Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

3.04	10.02	Advisory Agreement by and among ML Absolute Plus Management LLC and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

By: Merrill Lynch Alternative Investments LLC
Its: Manager

By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul F. Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

 (Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Section 1350 Certifications