Form 10-Q
period 2008-03-31
ML APM Global Commodity FuturesAccess LLC
filed 2008-05-14
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐    No  ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $5,674,002 for 2008 and $6,068,085 for 2007)	$88,670,167	$57,821,014
Options at market (premium paid $6,876,799 for 2008 and $4,367,164 for 2007)	5,497,296	6,520,243
Net unrealized profit (loss) on open contracts	1,057,803	589,384
Cash	—	13,740
Accrued interest	178,373	191,067

TOTAL ASSETS	$95,403,639	$65,135,448

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$16,693	$16,935
Management fee payable	118,821	80,070
Initial offering costs payable	27,965	27,965
Performance fee payable	1,314,929	936,548
Sponsor fee payable	117,362	70,822
Redemptions payable	7,753,395	142,377
Other	330,823	291,685

Total liabilities	9,679,988	1,566,402

MEMBERS’ CAPITAL:
Members’ Interest (68,554,086 and 56,168,576 Units outstanding, unlimited Units authorized)	85,723,651	63,569,046
Total members’ capital	85,723,651	63,569,046

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$95,403,639	$65,135,448

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
TRADING INCOME (LOSS):

Realized	$12,282,600	$(160,628)
Change in unrealized	(3,064,163)	16,367
Brokerage commissions	(67,233)	(6,404)

Total trading income (loss)	9,151,204	(150,665)

INVESTMENT INCOME:
Interest	540,493	145,490

EXPENSES:
Management fee	331,247	53,761
Sponsor fee	311,737	24,959
Performance fee	1,314,929	—
Other	53,012	119,331

Total expenses	2,010,925	198,051

NET INVESTMENT INCOME (LOSS)	(1,470,432)	(52,561)

NET INCOME (LOSS)	$7,680,772	$(203,226)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	6,295,311	3,358,565
Class C	30,568,834	2,193,175
Class D	19,857,639	9,017,430
Class I	12,734,164	1,137,883

Net Income (loss) per weighted average Unit
Class A	$0.1034	$(0.0136)
Class C	$0.0984	$(0.0213)
Class D	$0.1328	$(0.0099)
Class I	$0.1086	$(0.0190)

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	March 31, 2008

Class A*	—	3,481,380	—	3,481,380	4,247,792	2,891,639	—	7,139,431
Class C	—	5,019,300	(201,897)	4,817,403	23,461,920	11,379,651	(867,834)	33,973,737
Class D	6,615,200	8,057,117	(5,465,200)	9,207,117	19,675,186	1,517,252	(7,439,207)	13,753,231
Class I	—	2,333,026	—	2,333,026	8,783,678	5,233,041	(329,032)	13,687,687

Total Members’ Units	6,615,200	18,890,823	(5,667,097)	19,838,926	56,168,576	21,021,583	(8,636,073)	68,554,086

* Units issued on February 1, 2007

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTUREACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	Net Income (loss)	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (loss)	March 31, 2008

Class A*	$—	$3,479,710	$—	$(45,709)	$3,434,001	$4,849,384	$3,496,491	$—	$650,701	$8,996,576
Class C	—	4,981,430	(198,566)	(46,665)	4,736,199	26,459,564	13,778,153	(1,079,652)	3,008,956	42,167,021
Class D	6,487,434	7,895,997	(5,364,640)	(89,184)	8,929,607	22,237,106	1,848,057	(9,425,513)	2,637,659	17,297,309
Class I	—	2,323,495	—	(21,668)	2,301,827	10,022,992	6,270,331	(414,034)	1,383,456	17,262,745

Total Members’ Interest	$6,487,434	$18,680,632	$(5,563,206)	$(203,226)	$19,401,634	$63,569,046	$25,393,032	$(10,919,199)	$7,680,772	$85,723,651

* Units issued on February 1, 2007

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML APM Global Commodity FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on December 1, 2006. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Absolute Plus Management, LLC (“APM”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML APM Global Commodity FuturesAccess LLC (the “Fund”) as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               NET ASSET VALUE

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$8,999,816	$8,996,576	7,139,431	$1.2606	$1.2601
Class C	42,173,341	42,167,021	33,973,737	1.2414	1.2412
Class D	17,314,659	17,297,309	13,753,231	1.2590	1.2577
Class I	17,265,090	17,262,745	13,687,687	1.2614	1.2612
	$85,752,906	$85,723,651	68,554,086

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$4,852,693	$4,849,384	4,247,792	$1.1424	$1.1416
Class C	26,466,199	26,459,564	23,461,920	1.1280	1.1278
Class D	22,254,692	22,237,106	19,675,186	1.1311	1.1302
Class I	10,025,466	10,022,992	8,783,678	1.1414	1.1411
	$63,599,050	$63,569,046	56,168,576

3.               MARKET CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit (loss) or market value on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of APM, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge APM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by APM.

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

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of March 31, 2008.

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$(321,700)	$1,057,803	$(1,379,503)	N/A

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.
2007	N/A	$0.9932	$0.9869
2008	$1.2225	$1.2945	$1.2606

Class C

	Jan.	Feb.	Mar.
2007	$0.9982	$0.9906	$0.9835
2008	$1.2061	$1.2750	$1.2414

Class D

	Jan.	Feb.	Mar.
2007	$0.9816	$0.9762	$0.9712
2008	$1.2119	$1.2852	$1.2590

Class I

	Jan.	Feb.	Mar.
2007	$0.9994	$0.9930	$0.9870
2008	$1.2218	$1.2921	$1.2614

Performance Summary

January 1, 2008 to March 31, 2008

The Fund posted profits in all sectors for the first quarter.

The agriculture sector posted profits for the Fund. Corn and soybeans had a strong January as South Korea, who is the 4th largest importer of U.S. corn, was reportedly looking to buy more corn off of the dollar’s weakness posting profits for the Fund. Soybeans surged on concerns that Chinese demand will reduce U.S. inventories mid-quarter. Wheat rose on reports that production will not keep pace with output and reports from the U.S. Department of Agriculture that show inventory at a 60 year low. Later in the month, wheat corrected as crops in the Northern Hemisphere appear in better condition than initially reported. Also wheat crops in the Ukraine and Russia look better than previously forecasted. The quarter ended with losses being posted to the Fund due to the following factors. Grains closed lower at –0.30% as both wheat and soybeans faced corrections while corn ended about flat. Softs also took away about
–1.00% from returns as coffee and sugar both corrected for a total of –0.85%. Commodities sell off ended on March 20th with the biggest weekly decline in 50 years as expectations of slower economic growth impacted prices. China announced subsidies to farmers in an attempt to curb inflation at an 11-year high.

The metals sector posted profits for the Fund. The largest returns came from precious metals which were up by about 2% (gold +1.5% and silver +0.5%) at the beginning of the year posting profits to the Fund. Gold moved to a record level of over $942 on the back of the U.S. Federal Reserve’s aggressive move and dollar’s weakness and copper rose on reports the supply is the lowest in seven months.  The quarter ended with losses being posted to the Fund due to precious metals which fell -1.00% in March with gold mostly responsible, finishing down -0.70%.

The interest rate sector posted profits for the Fund. The U.S. Federal Reserve made a historical move of reducing rates at the beginning of the year by 125 basis points in nine days citing both growth and credit concerns and that credit has still tightened for households and businesses. Losses were posted to the Fund mid-quarter due to the volatility in the market as the fixed income ended slightly negative by roughly -0.80%. The quarter ended with profits being posted to the Fund as the U.S. Federal Reserve lowered overnight rates by 75 basis points to 2.25% which was the 6th reduction since September 2007.

The energy sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the year as crude oil has corrected due to several factors such as fears of the U.S. hitting a recession, the OPEC Minister saying they are ready to increase production and an inventory surge for the week ending January 11, 2008, which all caused concern that current market levels cannot be maintained. Oil rose above $100 a barrel mid-quarter on supply concerns from loss of Nigerian output, pumping disruptions in Iraq and fire at a United Kingdom gas plant. Crude oil corrected as U.S. inventories rose for the 11 weeks out of the last 12 by 2.25 million barrels helped by an earlier than expected opening of Iraq export terminal.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2008 and 2007. The Fund’s average Month-end Net Asset Value for all other purposes was approximately $78,274,797 and $10,964,651 respectively.

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$59,600	0.08%	$111,868	$26,252
Energy	96,840	0.12%	231,165	22,097
Interest Rates	4,493,785	5.74%	5,454,498	3,983,419
Metals	109,414	0.14%	224,996	47,033
Currencies	27,644	0.04%	73,328	4,584

TOTAL	$4,787,283	6.12%	$6,095,855	$4,083,385

	March 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$6,701	0.06%	$13,034	$2,586
Energy	4,226	0.04%	6,856	1,215
Interest Rates	651,539	5.94%	1,027,743	390,839
Metals	5,987	0.05%	10,837	2,545
Currencies	410	0.00%	1,208	9

TOTAL	$668,863	6.09%	$1,059,678	$397,194

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

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended March 31, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter which ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Fund’s internal controls over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP include policies and procedures that:

•      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund and Board of Managers of MLAI LLC.

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements of the Fund.

Because of its inherent limitations, internal controls over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Fund’s internal controls over financial reporting as March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at March 31, 2008 the Fund’s internal controls over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

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

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-08	$1,786,860	$1,564,128	$1.1424
Feb-08	$149,954	122,662	1.2225
Mar-08	$1,559,677	1,204,849	1.2945
Apr-08	$490,469	389,076	1.2606

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-08	$4,037,339	3,579,201	$1.1280
Feb-08	3,584,330	2,971,835	1.2061
Mar-08	6,156,484	4,828,615	1.2750
Apr-08	6,772,110	5,455,220	1.2414

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-08	$748,059	661,355	$1.1311
Feb-08	—	—	1.2119
Mar-08	1,099,998	855,897	1.2852
Apr-08	974,999	774,485	1.2590

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-08	$2,535,059	2,221,008	$1.1414
Feb-08	2,721,249	2,227,246	1.2218
Mar-08	1,014,023	784,787	1.2921
Apr-08	1,595,580	1,264,928	1.2614

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

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)