Form 10-Q
period 2008-06-30
ML APM Global Commodity FuturesAccess LLC
filed 2008-08-13
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534,

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See the definitions of “accelerated filer “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $8,814,957 for 2008 and $6,068,085 for 2007)	$92,980,205	$57,821,014
Options at market (premium paid $6,870,749 for 2008 and $4,367,164 for 2007)	11,631,158	6,520,243
Net unrealized profit (loss) on open contracts	346,739	589,384
Cash	69,411	13,740
Accrued interest	135,389	191,067

TOTAL ASSETS	$105,162,902	$65,135,448

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$22,729	$16,935
Management fee payable	131,120	80,070
Initial offering costs payable	27,965	27,965
Performance fee payable	1,951,332	936,548
Sponsor fee payable	147,035	70,822
Redemptions payable	2,005,240	142,377
Other	244,907	291,685

Total liabilities	4,530,328	1,566,402

MEMBERS’ CAPITAL:
Members’ Interest (77,763,665 and 56,168,576 Units outstanding, unlimited Units authorized)	100,632,574	63,569,046

Total members’ capital	100,632,574	63,569,046

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$105,162,902	$65,135,448

NET ASSET VALUE PER UNIT (NOTE3)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS):

Realized	$(616,166)	$397,624	$11,666,434	$236,996
Change in unrealized	5,428,848	112,609	2,364,685	128,976
Brokerage commissions	(80,706)	(11,956)	(147,939)	(18,360)

Total trading profit (loss)	4,731,976	498,277	13,883,180	347,612

INVESTMENT INCOME:
Interest	408,339	343,329	948,832	488,819

EXPENSES:
Management fee	376,215	117,730	707,462	171,491
Sponsor fee	413,584	90,537	725,321	115,496
Performance Fee	642,841	—	1,957,770	—
Other	69,848	122,486	122,860	241,817

Total expenses	1,502,488	330,753	3,513,413	528,804

NET INVESTMENT INCOME (LOSS)	(1,094,149)	12,576	(2,564,581)	(39,985)

NET INCOME (LOSS)	$3,637,827	$510,853	$11,318,599	$307,627

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	7,462,429	3,678,022	6,878,870	3,550,239
Class C	41,495,408	10,949,880	36,032,121	6,571,528
Class D	13,917,641	13,875,571	16,887,640	11,446,501
Class I	15,579,439	3,377,560	14,156,802	2,257,722

Net income (loss) per weighted average Unit
Class A*	$0.0452	$0.0156	$0.1436	$0.0033
Class C	$0.0428	$0.0179	$0.1328	$0.0226
Class D	$0.0552	$0.0138	$0.2017	$0.0089
Class I	$0.0485	$0.0197	$0.1511	$0.0198

* Class A commenced on February 1, 2007

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	June 30, 2008
Class A*	—	3,807,148	(22,374)	3,784,774	4,247,792	3,756,481	(880,294)	7,123,979
Class C	—	14,176,180	(424,450)	13,751,730	23,461,920	22,360,292	(2,721,614)	43,100,598
Class D	6,615,200	14,204,149	(9,900,933)	10,918,416	19,675,186	2,291,737	(9,269,432)	12,697,491
Class I	—	4,009,705	(36,124)	3,973,581	8,783,678	7,601,289	(1,543,370)	14,841,597

Total Members’ Units	6,615,200	36,197,182	(10,383,881)	32,428,501	56,168,576	36,009,799	(14,414,710)	77,763,665

* Class A commenced on February 1, 2007

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	(Loss)	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	(Loss)	June 30, 2008

Class A*	$—	$3,800,506	$(22,423)	$11,702	$3,789,785	$4,849,384	$4,580,879	$(1,106,593)	$988,052	$9,311,722
Class C	—	13,962,100	(417,494)	148,830	13,693,436	26,459,564	27,323,078	(3,371,814)	4,785,314	55,196,142
Class D	6,487,434	13,865,995	(9,664,640)	102,382	10,791,171	22,237,106	2,823,057	(11,741,846)	3,405,520	16,723,837
Class I	—	3,975,557	(35,889)	44,713	3,984,381	10,022,992	9,239,706	(2,001,538)	2,139,713	19,400,873

Total Members’ Interest	$6,487,434	$35,604,158	$(10,140,446)	$307,627	$32,258,773	$63,569,046	$43,966,720	$(18,221,791)	$11,318,599	$100,632,574

* Class A commenced on February 1, 2007

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

2.     FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of June 30, 2008.

	Total	Level I	Level II	Level III
Net unrealized Profit (loss) on open contracts and market value of options	$11,977,897	$11,977,897	N/A	N/A

3.     NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$9,314,938	$9,311,722	7,123,979	$1.3075	$1.3071
Class C	55,202,298	55,196,142	43,100,598	1.2808	1.2806
Class D	16,741,136	16,723,837	12,697,491	1.3185	1.3171
Class I	19,403,155	19,400,873	14,841,597	1.3073	1.3072
	$100,661,527	$100,632,574	77,763,665

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$4,852,693	$4,849,384	4,247,792	$1.1424	$1.1416
Class C	26,466,199	26,459,564	23,461,920	1.1280	1.1278
Class D	22,254,692	22,237,106	19,675,186	1.1311	1.1302
Class I	10,025,466	10,022,992	8,783,678	1.1414	1.1411
	$63,599,050	$63,569,046	56,168,576

4.     MARKET AND CREDIT RISKS

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit or market value of options, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Fund does not expect the adoption of FAS 162 to have an impact on its financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	June
2007	N/A	$0.9932	$0.9869	$0.9853	0.9827	$1.0022
2008	$1.2225	$1.2945	$1.2606	$1.2385	$1.2576	$1.3075

Class C

	Jan.	Feb.	Mar.	Apr.	May	June
2007	$0.9982	$0.9906	$0.9835	$0.9810	$0.9776	$0.9962
2008	$1.2061	$1.2750	$1.2414	$1.2175	$1.2348	$1.2808

Class D

	Jan.	Feb.	Mar.	Apr.	May	June
2007	$0.9816	$0.9762	$0.9712	$0.9708	$0.9695	$0.9899
2008	$1.2119	$1.2852	$1.2590	$1.2445	$1.2656	$1.3185

Class I

	Jan.	Feb.	Mar.	Apr.	May	June
2007	$0.9994	$0.9930	$0.9870	$0.9857	$0.9834	$1.0032
2008	$1.2218	$1.2921	$1.2614	$1.2395	$1.2586	$1.3073

Performance Summary

January 1, 2008 to June 30, 2008

January 1, 2008 to March 31, 2008

The Fund posted profits in all sectors for the first quarter.

The agriculture sector posted profits for the Fund. Corn and soybeans had a strong January as South Korea, who is the 4th largest importer of U.S. corn, was reportedly looking to buy more corn off of the U.S. dollar’s weakness posting profits for the Fund. Soybeans surged on concerns that Chinese demand will reduce U.S. inventories mid-quarter. Wheat rose on reports that production will not keep pace with output and reports from the U.S. Department of Agriculture that show inventory at a 60 year low. Later in the month, wheat corrected as crops in the Northern Hemisphere appear in better condition than initially reported. Also wheat crops in the Ukraine and Russia look better than previously forecasted. The quarter ended with losses being posted to the Fund due to the following factors. Grains closed lower at –0.30% as both wheat and soybeans faced corrections while corn ended about flat. Softs also took away about –1.00% from returns as coffee and sugar both corrected for a total of –0.85%. Commodities sell off ended on March 20th with the biggest weekly decline in 50 years as expectations of slower economic growth impacted prices. China announced subsidies to farmers in an attempt to curb inflation at an 11-year high.

The metals sector posted profits for the Fund. The largest returns came from precious metals which were up by about 2% (gold +1.5% and silver +0.5%) at the beginning of the year posting profits to the Fund. Gold moved to a record level of over $942 on the back of the U.S. Federal Reserve’s aggressive move and the U.S. dollar’s weakness and copper rose on reports the supply is the lowest in seven months.  The quarter ended with losses being posted to the Fund due to precious metals which fell -1.00% in March with gold mostly responsible, finishing down -0.70%.

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

April 1, 2008 to June 30, 2008

The Fund posted gains for the second quarter with the energy and agriculture sectors posting gains while metals and interest rate sectors posted losses.

The energy sector posted profits for the Fund. The continued concerns surrounding the supply of oil kept the energy sector strong at the beginning of the quarter. The recent move in the energy sector has brought the option deltas back to higher levels. The higher deltas mean that the price of the options will closely resemble the return of the underlying commodities in an up market. Profits continued to be posted to the Fund mid-quarter as oil hit $135 a barrel as OPEC ministers said they could do nothing to prevent high prices. Nigeria, Africa’s largest exporter of oil, experienced attacks on pumping stations. Oil corrected from highs as the Commodity Futures Trading Commission (“CFTC”) announced greater communication with other exchanges to share information on position limits of investors. Profits continued to be posted to the Fund at the end of the quarter. Oil hits record high of $143.67 a barrel as Israel talked about attacking Iran, Nigerian strikes in their oil fields and renewed dollar weakness. These bullish factors offset the bearish announcements of the Chinese suddenly raising the price of domestic gas and diesel by 17% and the United States government, with help from the exchanges, seeking measure to stem speculative activity in oil.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter in spite of wheat tumbling due to a United States government report stating a larger amount of wheat crops being graded as good. Wheat has fallen about 38% from the highs made back in February of this year. Corn rose as wet weather in the United States would possibly delay the harvesting season. Losses were posted to the Fund mid-quarter as coffee fell when Brazil, the world’s largest exporter, produced more than originally planned. Hogs traded at a 14 month high on views that slaughterhouses have to increase purchases after Memorial Day weekend.  A strong return was experienced as coffee and sugar provided most of the profits being posted to the Fund while cotton and cocoa fell slightly. Corn futures climbed on the news of continued severe rains in the Midwest which is expected to disrupt supplies and should further tighten supply and demand with reserves at 24 year lows as the quarter ended.

The metals sector posted losses for the Fund. Losses were posted at the beginning of the quarter due to the first monthly advance by the United States dollar against the Euro this year causing a sell off in gold. Losses continued to be posted to the Fund mid-quarter as gold futures continued to drop since mid April as the United States dollar stabilized. The quarter ended with profits posted to the Fund even through a volatile market.

The interest rate sector posted losses for the Fund. Losses were posted at the beginning of the quarter due to the fixed income closing down due to the performance of the United States Treasury market rates finishing April at a loss of -2.70% while Euro and Pacific Rim interest rates each took away about -0.50% from returns. Losses continued to be posted through mid-quarter as the United States interest rates rose. Higher oil prices and signs of economic strength sifted expectations towards a rate hike. The quarter ended with profits posted to the Fund as the European rates closed up +1.10, Japan and Australia finished at +0.10%, however, the United States interest rates subtracted from performance by finishing down -1.10%.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $85,960,131 and $19,036,661, respectively.

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk
Agricultural Commodities	$46,375	0.05%	$111,868	$21,505
Energy	65,857	0.08%	231,165	$22,097
Interest Rates	5,359,487	6.23%	7,469,952	$3,983,418
Metals	69,342	0.08%	224,996	$20,448
Currencies	16,599	0.02%	73,328	$581

TOTAL	$5,557,660	6.46%	$8,111,309	$4,048,049

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk
Agricultural Commodities	$6,161	0.03%	$13,034	$2,586
Energy	5,250	0.03%	7,614	1,215
Interest Rates	1,091,828	5.74%	1,800,957	390,839
Metals	5,505	0.03%	10,837	2,545
Currencies	919	0.00%	3,150	9

TOTAL	$1,109,663	5.83%	$1,835,592	$397,194

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

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended June 30, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter which ended June 30, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

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

The Fund’s management assessed the effectiveness of the Fund’s internal controls over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at June 30, 2008 the Fund’s internal controls over financial reporting was effective.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$1,786,860	1,564,128	$1.1424
Feb-08	149,954	122,662	1.2225
Mar-08	1,559,677	1,204,849	1.2945
Apr-08	490,469	389,076	1.2606
May-08	285,618	230,616	1.2385
Jun-08	308,301	245,150	1.2576
Jul-08	290,000	221,797	1.3075

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$4,037,339	3,579,201	$1.1280
Feb-08	3,584,330	2,971,835	1.2061
Mar-08	6,156,484	4,828,615	1.2750
Apr-08	6,772,110	5,455,220	1.2414
May-08	3,517,037	2,888,737	1.2175
Jun-08	3,255,778	2,636,684	1.2348
Jul-08	1,526,507	1,191,839	1.2808

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$748,059	661,355	$1.1311
Feb-08	—	—	1.2119
Mar-08	1,099,998	855,897	1.2852
Apr-08	975,000	774,485	1.2590
May-08	—	—	1.2445
Jun-08	—	—	1.2656
Jul-08	999,999	758,437	1.3185

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$2,535,059	2,221,008	$1.1414
Feb-08	2,721,249	2,227,246	1.2218
Mar-08	1,014,023	784,787	1.2921
Apr-08	1,595,580	1,264,928	1.2614
May-08	963,281	777,153	1.2395
Jun-08	410,514	326,167	1.2586
Jul-08	752,698	575,765	1.3073

(1) Net Asset Value for all other purposes.

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

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager (Principal Executive Officer)

Date: August 13, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)