Form 10-Q
period 2008-09-30
ML APM Global Commodity FuturesAccess LLC
filed 2008-11-14
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $1,884,167 for 2008 and $6,068,085 for 2007)	$103,613,190	$57,821,014
Options at market (premium paid $4,367,164 for 2007)	—	6,520,243
Net unrealized profit (loss) on open contracts	(551,717)	589,384
Cash	138,039	13,740
Accrued interest	137,211	191,067

TOTAL ASSETS	$103,336,723	$65,135,448

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$4,028	$16,935
Management fee payable	128,944	80,070
Initial offering costs payable	27,965	27,965
Performance fee payable	293,089	936,548
Sponsor fee payable	145,389	70,822
Redemptions payable	4,155,981	142,377
Other	177,643	291,685

Total liabilities	4,933,039	1,566,402

MEMBERS’ CAPITAL:

Members’ Interest (83,264,173 and 56,168,576 Units outstanding, unlimited Units authorized)	98,403,684	63,569,046
Total members’ capital	98,403,684	63,569,046

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$103,336,723	$65,135,448

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS):

Realized	$(6,872,398)	$1,273,691	$4,794,036	$1,510,687
Change in unrealized	(3,505,786)	2,182,592	(1,141,101)	2,311,568
Brokerage commissions	(122,907)	(17,021)	(270,846)	(35,381)

Total trading profit (loss)	(10,501,091)	3,439,262	3,382,089	3,786,874

INVESTMENT INCOME:
Interest	422,272	438,015	1,371,104	926,834

EXPENSES:
Management fee	386,879	155,554	1,094,341	327,045
Sponsor fee	437,946	152,644	1,163,267	268,140
Performance Fee	(1,658,244)	433,015	299,526	433,015
Other	166,099	113,382	288,959	355,199

Total expenses	(667,320)	854,595	2,846,093	1,383,399

NET INVESTMENT INCOME (LOSS)	1,089,592	(416,580)	(1,474,989)	(456,565)

NET INCOME (LOSS)	$(9,411,499)	$3,022,682	$1,907,100	$3,330,309

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	8,386,289	4,160,330	7,381,343	3,779,023
Class C	45,895,416	18,722,033	39,319,886	10,621,696
Class D	13,895,591	11,676,068	15,890,290	11,523,023
Class I	15,304,975	5,316,326	14,539,526	3,277,256

Net income (loss) per weighted average Unit
Class A*	$(0.1101)	$0.0740	$0.0088	$0.0845
Class C	$(0.1125)	$0.0739	$(0.0096)	$0.1443
Class D	$(0.1164)	$0.0773	$0.1125	$0.0872
Class I	$(0.1115)	$0.0805	$0.0298	$0.1443

* Class A commenced on February 1, 2007

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	September 30, 2008

Class A*	—	4,259,433	(222,719)	4,036,714	4,247,792	5,857,038	(1,146,767)	8,958,063
Class C	—	21,324,642	(1,517,133)	19,807,509	23,461,920	27,084,982	(4,362,040)	46,184,862
Class D	6,615,200	14,961,801	(11,598,523)	9,978,478	19,675,186	5,379,657	(12,472,090)	12,582,753
Class I	—	6,142,475	(66,446)	6,076,029	8,783,678	8,859,264	(2,104,447)	15,538,495

Total Members’ Units	6,615,200	46,688,351	(13,404,821)	39,898,730	56,168,576	47,180,941	(20,085,344)	83,264,173

*Class A commenced on February 1, 2007

See notes to financial statements.

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	(Loss)	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	(Loss)	September 30, 2008

Class A*	$—	$4,255,472	$(233,025)	$319,456	$4,341,903	$4,849,384	$7,211,408	$(1,439,250)	$64,777	$10,686,319
Class C	—	21,150,256	(1,553,655)	1,533,113	21,129,714	26,459,564	33,178,067	(5,334,904)	(378,166)	53,924,561
Class D	6,487,434	14,615,995	(11,476,308)	1,004,970	10,632,091	22,237,106	6,808,055	(15,653,075)	1,787,508	15,179,594
Class I	—	6,144,935	(68,586)	472,770	6,549,119	10,022,992	10,856,774	(2,699,537)	432,981	18,613,210

Total Members’ Interest	$6,487,434	$46,166,658	$(13,331,574)	$3,330,309	$42,652,827	$63,569,046	$58,054,304	$(25,126,766)	$1,907,100	$98,403,684

*Class A commenced on February 1, 2007

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of September 30, 2008.

	Total	Level I	Level II	Level III
Net unrealized Profit (loss) on open contracts	$(551,717)	$(551,717)	N/A	N/A

3.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$10,689,442	$10,686,319	8,958,063	$1.1933	$1.1929
Class C	53,930,228	53,924,561	46,184,862	1.1677	1.1676
Class D	15,196,741	15,179,594	12,582,753	1.2077	1.2064
Class I	18,615,326	18,613,210	15,538,495	1.1980	1.1979
	$98,431,737	$98,403,684	83,264,173

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$4,852,693	$4,849,384	4,247,792	$1.1424	$1.1416
Class C	26,466,199	26,459,564	23,461,920	1.1280	1.1278
Class D	22,254,692	22,237,106	19,675,186	1.1311	1.1302
Class I	10,025,466	10,022,992	8,783,678	1.1414	1.1411
	$63,599,050	$63,569,046	56,168,576

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2007	N/A	$0.9932	$0.9869	$0.9853	0.9827	$1.0022	$1.0161	$1.0259	$1.0764
2008	$1.2225	$1.2945	$1.2606	$1.2385	$1.2576	$1.3075	$1.2417	$1.2658	$1.1933

Class C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2007	$0.9982	$0.9906	$0.9835	$0.9810	$0.9776	$0.9962	$1.0092	$1.0181	$1.0671
2008	$1.2061	$1.2750	$1.2414	$1.2175	$1.2348	$1.2808	$1.2155	$1.2396	$1.1677

Class D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2007	$0.9816	$0.9762	$0.9712	$0.9708	$0.9695	$0.9899	$1.0049	$1.0160	$1.0672
2008	$1.2119	$1.2852	$1.2590	$1.2445	$1.2656	$1.3185	$1.2529	$1.2814	$1.2077

Class I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2007	$0.9994	$0.9930	$0.9870	$0.9857	$0.9834	$1.0032	$1.0175	$1.0277	$1.0783
2008	$1.2218	$1.2921	$1.2614	$1.2395	$1.2586	$1.3073	$1.2435	$1.2707	$1.1980

Performance Summary

January 1, 2008 to September 30, 2008

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

July 30, 2008 to September 30, 2008

The Fund posted overall losses for the third quarter due to volatility in Global Markets.

The interest rate sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to falling interest rates in Europe, the Pacific Rim which includes Japan and Australia and the United States. The Fund’s long positions in interest rates produced profits in the middle of the quarter. The Fund continued to have long positions in fixed income markets when the bailout package was announced and was forced to sell those positions and ended up posting losses to the Fund at the end of the quarter.

The metals sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter through the middle of the quarter due to the negative performance in precious metals and base metals. However, profits were posted to the Fund by the end of the quarter in lieu of a volatile global markets.

The agriculture sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Corn had the largest price drop since 1986 as warmer weather aided crop growth and offset earlier flood damage. Argentina revoked the export tax on grain exports bringing an end to the dispute that drove farmers to disrupt shipments. Losses continued to be posted to the Fund from the middle of the quarter through the end as the markets continued to spiral down.

The energy sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Oil had the biggest decline from the highs of over $147 per barrel since December 2004 as weakness in underlying economy dampened demand for energy. Losses were posted to the Fund from the middle of the quarter to the end due to continuing decline in oil prices.

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

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $90,077,180 and $25,376,727, respectively.

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$300,868	0.33%	$2,216,535	$—
Energy	194,612	0.22%	1,262,802	$—
Interest Rates	4,301,545	4.78%	7,469,952	$938,876
Metals	282,396	0.31%	2,022,495	$—
Currencies	33,922	0.04%	122,788	$58

TOTAL	$5,113,343	5.68%	$13,094,572	$938,934

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$82,422	0.32%	$629,565	$2,587
Energy	50,612	0.20%	355,242	1,215
Interest Rates	1,222,733	4.82%	2,092,721	390,839
Metals	30,948	0.12%	166,653	2,545
F/X	10,252	0.04%	84,535	9

TOTAL	$1,396,967	5.50%	$3,328,716	$397,195

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML APM Global Commodity FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$1,786,860	1,564,128	$1.1424
Feb-08	149,954	122,662	1.2225
Mar-08	1,559,677	1,204,849	1.2945
Apr-08	490,469	389,076	1.2606
May-08	285,618	230,616	1.2385
Jun-08	308,301	245,150	1.2576
Jul-08	282,746	216,249	1.3075
Aug-08	1,925,616	1,550,790	1.2417
Sep-08	422,167	333,518	1.2658
Oct-08	1,903,995	1,595,571	1.1933

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$4,037,339	3,579,201	$1.1280
Feb-08	3,584,330	2,971,835	1.2061
Mar-08	6,156,484	4,828,615	1.2750
Apr-08	6,772,110	5,455,220	1.2414
May-08	3,517,037	2,888,737	1.2175
Jun-08	3,255,778	2,636,684	1.2348
Jul-08	1,526,391	1,191,748	1.2808
Aug-08	2,563,987	2,109,409	1.2155
Sep-08	1,764,611	1,423,533	1.2396
Oct-08	908,990	778,445	1.1677

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$748,059	661,355	$1.1311
Feb-08	—	—	1.2119
Mar-08	1,099,998	855,897	1.2852
Apr-08	975,000	774,485	1.2590
May-08	—	—	1.2445
Jun-08	—	—	1.2656
Jul-08	999,999	758,437	1.3185
Aug-08	—	—	1.2529
Sep-08	2,984,999	2,329,483	1.2814
Oct-08	550,000	455,411	1.2077

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$2,535,059	2,221,008	$1.1414
Feb-08	2,721,249	2,227,246	1.2218
Mar-08	1,014,023	784,787	1.2921
Apr-08	1,595,580	1,264,928	1.2614
May-08	963,281	777,153	1.2395
Jun-08	410,514	326,167	1.2586
Jul-08	752,447	575,573	1.3073
Aug-08	114,625	92,179	1.2435
Sep-08	749,996	590,223	1.2707
Oct-08	869,998	726,209	1.1980

(1) Net Asset Value for all other purposes

(b)       None.

(c)        None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML APM GLOBAL COMMODITY FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)