Form 10-K
period 2008-12-31
ML APM Global Commodity FuturesAccess LLC
filed 2009-03-31
CIK 1384841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-52384

SYSTEMATIC MOMENTUM II LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5269618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Two World Financial Center, 7th Floor

New York, New York  10281

(Address of principal executive offices)

212-236-2063

(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of  “large accelerated filer”,  “accelerated filer” and “smaller reporting company “ in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As January 31, 2009 units of limited liability company interest with a Net Asset Value of $51,093,934 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual  report to security holders for the year ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

SYSTEMATIC MOMENTUM II LLC

ANNUAL REPORT FOR 2008 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

Systematic Momentum II LLC (the “Fund”) formerly known as ML APM Global Commodity FuturesAccess LLC, a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on December 1, 2006.

On October 22, 2008, MLAI issued an announcement regarding a restructuring of the Fund. Effective December 1, 2008 as part of the restructuring the following occurred:

•                  The Fund changed its name to SYSTEMATIC MOMENTUM II LLC

•                  The name change amendment was filed with the Secretary of States of Delaware, New Jersey and New York on December 1, 2008.

•                  The Fund’s assets were reinvested in ML Systematic Momentum FuturesAccess LLC (“Systematic Momentum”).  Systematic Momentum invests in (Portfolio Funds) that employ a variety of systematic models and the Fund no longer utilizes the services of Absolute Plus Management, LLC (“APM”) as a commodity trading advisor. Prior to the restructure, the Fund engaged in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities.

•                  The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single commodity trading advisor.  Each of the Portfolio Funds implements a different trading strategy.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.  On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

As of December 31, 2008, the Net Asset Value of the Fund for all other purposes was $54,357,276 and the Net Asset Value per Unit for all other purposes, was $1.1992 for Class A, $1.1711 for Class C, $1.2195 for Class D and $1.2056 for Class I. The Net Asset Value per Unit for financial reporting purposes in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) was $1.1988 for Class A, $1.1709 for Class C, $1.2097 for Class D and $1.2053 for Class I, and the Net Asset Value of the Fund was $54,330,120.

The highest month-end Net Asset Value per Unit for all other purposes for Class A as of December 31, 2008 was $1.3075 (June 30, 2008) and the lowest was $0.9827 (May 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class C as of December 31, 2008 was $1.2808 (June 30, 2008) and the lowest was $0.9776 (May 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D as of December 31, 2008 was $1.3185 (June 30, 2008) and the lowest was $0.9695 (May 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class I as of December 31, 2008 was $1.3073 (June 30, 2008) and the lowest was $0.9834 (May 31, 2007).

(b)                                 Financial Information about Segments:

The Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Portfolio Funds do not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

General

The investment objective of the Fund is to achieve superior risk-adjusted rates of return through a “single strategy-type” fund of funds approach focusing on, but not limited to, trend-following managed futures strategies. Under the direction of MLAI, the Fund will seek to achieve this objective by allocating its capital to Systematic Momentum which allocates its capital among a group of Portfolio Funds managed by the Portfolio Funds trading advisors which, MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and draw downs.

Systematic trading generally assumes that a disciplined quantitative analysis of historical and contemporaneous market information without discretionary decision making can enable a trader to forecast price action in term of trends or other market dynamics and to take positions designed to profit from it. These systems can incur substantial losses when the market significantly deviates from its usual historical patterns, e.g. when weather-related catastrophes, international political disruptions, and unanticipated supply/demand imbalances unexpectedly dominate the market. Systematic trading systems share basic similarities, although the models which they apply to historical price data differ. Such similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the Portfolio Funds in the Fund’s portfolio.

Systematic trading strategies are speculative and involve substantial risk. By operating the Fund as a “fund of funds” and investing in a number of different Portfolio Funds, MLAI will attempt to mitigate the volatility and certain other risks of investing in a single Portfolio Fund. While diversifying among different trading advisors of the Fund involves the risk of one manager’s loss frequently offsetting another’s profits, this same offsetting effect also typically reduces overall performance volatility, potentially producing a risk/return profile for the Fund that may be more consistent with the portfolio objectives of certain investors than investing in a single Portfolio Fund.

Background

The Fund has an extensive operating and performance history, but has only recently terminated the agreement under which APM as a CTA was responsible for its performance to date provided advisory services, and allocated its capital among the Portfolio Funds.

The past performance of the Fund prior to December 1, 2008 or of the Portfolio Funds in which the Fund will invest either individually or in any combination is not indicative of the future results of the Fund or any of the Portfolio Funds. There can be no assurance that the Fund or any of the Portfolio Funds will achieve its objective or avoid substantial or total losses. MLAI has only recently begun to manage single-advisor managed futures fund of funds such as the Fund. Past performance is not necessarily indicative of future results. The MLAI trading principals who make allocations for the Fund have only recently begun to operate pools and trade accounts.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Portfolio Funds to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Portfolio Funds’ assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

APM applied its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to their International Value Program.  The International Value Program may trade in the following markets:  CBOT, CME, EUREX, IME, LME, LIFFE, MATIF, ME, MEFF, NYMEX, NZFOE, SFE, SIMEX, TIFFE, TSE and may expand to include trading in other markets.

 The Portfolio Funds’ commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Portfolio Funds does not have a policy restricting its relative commitment to any of these different types of markets.

Market Types

The Portfolio Funds trade on a variety of United States and foreign futures exchanges.  Substantially all of the Portfolio Funds’ off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Portfolio Funds’ currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Portfolio Funds’.

Custody of Assets

All of the Portfolio Funds assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The Portfolio Funds will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Portfolio Funds’ cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Portfolio Funds’ cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Portfolio Funds do  not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Portfolio Funds’ Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Portfolio Funds’  U.S. Dollar Cash Assets

The Portfolio Funds’ U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

MLPF&S credits the Portfolio Funds with interest at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates but not less than 75% of such prevailing rate.  The Portfolio Funds are credited with interest on any of its assets and net gains actually held by MLPF&S non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Portfolio Funds, from possession of such assets.

The use of the offset account arrangements for the Portfolio Funds’  U.S. dollar Cash Assets may be discontinued by Merrill Lynch at any time.  If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Portfolio Funds’  U.S. dollar Cash Assets to the maximum practicable extent in short-term Treasury bills.  All interest earned on the U.S. dollar Available Assets so invested would be paid to the Portfolio Funds but MLAI would expect the amount of such interest to be less than that available to the Portfolio Funds under the offset account arrangements.  The remaining U.S. dollar available assets of the Portfolio Funds would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Portfolio Funds.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Portfolio Funds’ U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Fund and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar available assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Sponsor Fees paid by the Portfolio Funds to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Portfolio Funds’  Non-U.S. Dollar Cash Assets

Under the single currency margining system implemented for the Portfolio Funds, the Portfolio Funds do not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Portfolio Funds to retain the monies which would otherwise be required for such margin as part of the Fund’s U.S. dollar Cash Assets.  The Portfolio Funds do not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Portfolio Funds are credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund.  Merrill Lynch charges the Portfolio Funds Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Portfolio Funds hold foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Portfolio Funds’ U.S. dollar Cash Assets.  Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed.  Assets of the Fund while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2008 and 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006.

	2008		2007		2006
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$269,144	0.32%	$426,215	1.30%	$23,284	0.26%
Sponsor fees	1,536,052	1.82%	465,974	1.43%	—	0.00%
Management fees	1,330,727	1.58%	543,610	1.66%	13,694	0.16%
Performance fees	5,864	0.01%	936,548	2.87%	—	0.00%
Total	$3,141,787	3.73%	$2,372,347	7.26%	$36,978	0.42%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Portfolio Funds on their forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Portfolio Funds’  dollar assets maintained at MLPF&S.

 The Fund’s average month-end Net Asset Value for all other purposes during 2008, 2007 and 2006 equaled $84,438,223, $32,675,322 and $8,820,717, respectively.

During 2008, the Fund earned $1,445,818 in interest income, or approximately 1.71% of the Fund’s average month-end Net Assets for all other purposes. During 2007, the Fund earned $1,459,136 in interest income, or approximately 4.47% of the Fund’s average month-end Net Assets for all other purposes. During 2006, the Fund earned $45,356 in interest income, or approximately 0.5142% of the Fund’s average month-end Net Assets for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

Prior to December 1, 2008 the Fund paid brokerage commissions on actual cost per round turn. The average round-turn commission rate charged to the Fund for the eleven month period ended November 30, 2008 was $7.96 and the average round-turn commission rate charged to the Fund for the year ended December 31, 2007 was approximately $7.63 respectively (not including, in calculating round-turn, forward contracts on a futures-equivalent basis). and the average round-turn commission rate charged to the Fund for the year ended December 31, 2006 was approximately $10.47 respectively (not including, in calculating round-turn, forward contracts on a futures-equivalent basis).

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

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads on forwards and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades were executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

APM and MLAI	Annual performance fees	Prior to December 1, 2008 15% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. MLAI received 25% of the 15% Annual Performance Fees.

APM and MLAI	Management fees	Prior to December 1, 2008 a flat-rate monthly charge of 0.125 of 1% of the Fund’s month-end assets (a 1.5% annual rate). MLAI received 25% of the 1.5% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, the Fund, Systematic Momentum, the Portfolio Funds and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)                                 Financial Information about Geographic Areas

The Portfolio Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Portfolio Funds trade on a number of foreign commodity exchanges.  The Portfolio Funds  do not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisors’ past performance may not be representative of how it may trade in the future for the Portfolio Funds.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention. The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisors can predict or control — have a material effect on the performance of any managed futures strategy.

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Partnership, its general partner (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Partnership, as well as require increased transparency as to the identity of the Partnership’s limited partners.

Forward Trading

The Portfolio Funds will trade in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in the forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisors have not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the trading advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisors may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the trading advisors from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisors to close out positions against which the market is moving.

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

Trading on Non-U.S. Exchanges

The trading advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency. The Portfolio Funds and consequently the Fund could incur substantial losses trading on foreign exchanges to which they would not have been subject had their trading advisors limited their trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Portfolio Funds will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Portfolio Funds Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Portfolio Funds’ are subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Portfolio Funds’ assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Portfolio Funds’ capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Portfolio Funds’ to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York, New York 10281.  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                                 Holders:

As of December 31, 2008, there were 925 holders of Units.

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

During 2008, the Fund issued Units as set forth in the following chart.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$1,786,860	1,564,128	$1.1424
Feb-08	149,954	122,662	1.2225
Mar-08	1,559,677	1,204,849	1.2945
Apr-08	490,469	389,076	1.2606
May-08	285,618	230,616	1.2385
Jun-08	308,301	245,150	1.2576
Jul-08	282,746	216,249	1.3075
Aug-08	1,925,616	1,550,790	1.2417
Sep-08	422,167	333,518	1.2658
Oct-08	1,903,995	1,595,571	1.1933
Nov-08	9,359	8,202	1.1411
Dec-08	10,648	9,124	1.1671
Jan-09	—	—	1.1992
Feb-09	—	—	1.1903

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$4,037,339	3,579,201	$1.1280
Feb-08	3,584,330	2,971,835	1.2061
Mar-08	6,156,484	4,828,615	1.2750
Apr-08	6,772,110	5,455,220	1.2414
May-08	3,517,037	2,888,737	1.2175
Jun-08	3,255,778	2,636,684	1.2348
Jul-08	1,526,391	1,191,748	1.2808
Aug-08	2,563,987	2,109,409	1.2155
Sep-08	1,764,611	1,423,533	1.2396
Oct-08	908,990	778,445	1.1677
Nov-08	99,860	89,464	1.1162
Dec-08	—	—	1.1407
Jan-09	2,966	2,533	1.1711
Feb-09	2,966	2,533	1.1614

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$748,059	661,355	$1.1311
Feb-08	—	—	1.2119
Mar-08	1,099,998	855,897	1.2852
Apr-08	975,000	774,485	1.2590
May-08	—	—	1.2445
Jun-08	—	—	1.2656
Jul-08	999,999	758,437	1.3185
Aug-08	—	—	1.2529
Sep-08	2,984,999	2,329,483	1.2814
Oct-08	550,000	455,411	1.2077
Nov-08	1,676,939	1,448,884	1.1574
Dec-08	—	—	1.1853
Jan-09	—	—	1.2195
Feb-09	—	—	1.2119

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$2,535,059	2,221,008	$1.1414
Feb-08	2,721,249	2,227,246	1.2218
Mar-08	1,014,023	784,787	1.2921
Apr-08	1,595,580	1,264,928	1.2614
May-08	963,281	777,153	1.2395
Jun-08	410,514	326,167	1.2586
Jul-08	752,447	575,573	1.3073
Aug-08	114,625	92,179	1.2435
Sep-08	749,996	590,223	1.2707
Oct-08	869,998	726,209	1.1980
Nov-08	451,970	394,252	1.1464
Dec-08	—	—	1.1729
Jan-09	—	—	1.2056
Feb-09	—	—	1.1971

(1) Beginning of the month Net Asset Value for all other purposes

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007	For the period December 1, 2006 (commencement of operations) to December 31,2006

Trading profit (loss)
Realized	$4,207,691	$4,791,852	$(238,314)
Change in unrealized	(1,253,632)	2,721,629	20,834
Brokerage commissions	(294,966)	(82,693)	(3,465)
Total trading profit (loss)	2,659,093	7,430,788	(220,945)

INVESTMENT INCOME:
Interest	1,445,818	1,459,136	45,356

EXPENSES:
Management fees	1,330,727	543,610	13,694
Performance fees	5,864	936,548	—
Sponsor fees	1,536,052	465,974	—
Other	269,144	426,215	23,284
Total Expenses	3,141,787	2,372,347	36,978

NET INVESTMENT LOSS	(1,695,969)	(913,211)	8,378

NET INCOME (LOSS)	$963,124	$6,517,577	$(212,567)

Balance Sheet Data	December 31, 2008	December 31, 2007	December 31, 2006

Members’ Capital	$54,330,120	$63,569,046	$6,487,434
Net Asset Value per Class A Unit	$1.1988	$1.1416	N/A
Net Asset Value per Class C Unit	$1.1709	$1.1278	N/A
Net Asset Value per Class D Unit	$1.2097	$1.1302	$0.9807
Net Asset Value per Class I Unit	$1.2053	$1.1411	N/A

For financial reporting purposes, in conformity with GAAP, the Fund amortizes initial offering costs payable to MLAI over twelve months for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$7,796,919	$7,793,914	6,501,601	$1.1992	$1.1988
Class C	37,243,881	37,238,734	31,802,737	1.1711	1.1709
Class D	2,129,830	2,112,788	1,746,524	1.2195	1.2097
Class I	7,186,646	7,184,684	5,960,970	1.2056	1.2053
	$54,357,276	$54,330,120	$46,011,832

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$4,852,693	$4,849,384	4,247,792	$1.1424	$1.1416
Class C	26,466,199	26,459,564	23,461,920	1.1280	1.1278
Class D	22,254,692	22,237,106	19,675,186	1.1311	1.1302
Class I	10,025,466	10,022,992	8,783,678	1.1414	1.1411
	$63,599,050	$63,569,046	56,168,576

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	$0.9932	$0.9869	$0.9853	$0.9827	$1.0022	$1.0161	$1.0259	$1.0764	$1.1056	$1.1224	$1.1424

2008	$1.2225	$1.2945	$1.2606	$1.2385	$1.2576	$1.3075	$1.2417	$1.2658	$1.1933	$1.1411	$1.1671	$1.1992

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	$0.9982	$0.9906	$0.9835	$0.9810	$0.9776	$0.9962	$1.0092	$1.0181	$1.0671	$1.0949	$1.1098	$1.1280
2008	$1.2061	$1.2750	$1.2414	$1.2175	$1.2348	$1.2808	$1.2155	$1.2396	$1.1677	$1.1162	$1.1407	$1.1711

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$0.9813
2007	$0.9816	$0.9762	$0.9712	$0.9708	$0.9695	$0.9899	$1.0049	$1.0160	$1.0672	$1.0955	$1.1121	$1.1311
2008	$1.2119	$1.2852	$1.2590	$1.2445	$1.2656	$1.3185	$1.2529	$1.2814	$1.2077	$1.1574	$1.1853	$1.2195

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	$0.9994	$0.9930	$0.9870	$0.9857	$0.9834	$1.0032	$1.0175	$1.0277	$1.0783	$1.1066	$1.1225	$1.1414
2008	$1.2218	$1.2921	$1.2614	$1.2395	$1.2586	$1.3073	$1.2435	$1.2707	$1.1980	$1.1464	$1.1729	$1.2056

Pursuant to CFTC policy, monthly performance is presented from December 1, 2006 (commencement of operations).

SYSTEMATIC MOMENTUM II LLC

(CLASS A UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2007

Aggregate Subscriptions:    $13,619,820

Current Capitalization:   $7,796,919

Worst Monthly Drawdown(2):  (5.73) % (September 2008)

Worst Peak-to-Valley Drawdown(3):  (12.72) % (July - October 2008)

Net Asset Value per Unit for Class A, December 31, 2008:   $1.1992

Monthly Rates of Return (4)

Month	2008	2007
January	7.00%	0.00%
February	5.89	(0.68)
March	(2.62)	(0.64)
April	(1.75)	(0.16)
May	1.54	(0.26)
June	3.97	1.98
July	(5.03)	1.39
August	1.94	0.97
September	(5.73)	4.92
October	(4.37)	2.71
November	2.28	1.52
December	2.75	1.78
Compound Annual Rate of Return	4.97%	14.24%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 19.88%.

SYSTEMATIC MOMENTUM II LLC

(CLASS C UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: January 1, 2007

Aggregate Subscriptions:    $60,611,325

Current Capitalization:   $37,243,881

Worst Monthly Drawdown(2):  (5.80) % (September 2008)

Worst Peak-to-Valley Drawdown(3):  (12.85) % (July – October 2008)

Net Asset Value per Unit for Class C, December 31, 2008:   $1.1711

Monthly Rates of Return (4)

Month	2008	2007
January	6.89%	-0.18%
February	5.71	(0.76)
March	(2.64)	(0.72)
April	(1.93)	(0.25)
May	1.42	(0.35)
June	3.73	1.90
July	(5.10)	1.30
August	1.98	0.88
September	(5.80)	4.81
October	(4.41)	2.61
November	2.19	1.36
December	2.67	1.64
Compound Annual Rate of Return	3.78%	12.81%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 17.09%.

SYSTEMATIC MOMENTUM II LLC

(CLASS D UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2006

Aggregate Subscriptions:    $45,338,080

Current Capitalization:   $2,129,830

Worst Monthly Drawdown(2):  (5.75) % (September 2008)

Worst Peak-to-Valley Drawdown(3):  (12.22) % (July – October 2008)

Net Asset Value per Unit for Class D, December 31, 2008:   $1.2195

Monthly Rates of Return (4)

Month	2008	2007
January	7.13%	0.03%
February	6.05	(0.55)
March	(2.05)	(0.51)
April	(1.14)	(0.04)
May	1.70	(0.14)
June	4.18	2.11
July	(4.98)	1.51
August	2.27	1.10
September	(5.75)	5.05
October	(4.16)	2.65
November	2.40	1.52
December	2.89	1.71
Compound Annual Rate of Return	7.80%	15.26%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2006 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 20.97%.

SYSTEMATIC MOMENTUM II LLC

(CLASS I UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: January 1, 2007

Aggregate Subscriptions:    $21,334,872

Current Capitalization:   $7,186,646

Worst Monthly Drawdown(2):  (5.72)% (September 2008)

Worst Peak-to-Valley Drawdown(3):  (12.31)%  (July – October 2008)

Net Asset Value per Unit for Class I, December 31, 2008:   $1.2056

Monthly Rates of Return (4)

Month	2008	2007
January	7.04%	-0.06%
February	5.75	(0.64)
March	(2.38)	(0.60)
April	(1.74)	(0.13)
May	1.54	(0.23)
June	3.87	2.02
July	(4.88)	1.42
August	2.19	1.00
September	(5.72)	4.92
October	(4.31)	2.63
November	2.30	1.43
December	2.80	1.68
Compound Annual Rate of Return	5.63%	14.13%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The inception to date total return based on U.S. GAAP is 20.53%.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The following summary outlines the operations of the Fund during January 1, 2008 to November 30, 2008

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

ML APM Global Commodity FuturesAccess LLC Sector Commentary for the Period January 1, 2008 to November 30, 2008

The Fund posted gains for this period.

Total Trading
November 30, 2008	Profit (Loss)

Interest Rates	$(2,166,123)
Agricultural Commodities	313,613
Currencies/FX	(35,794)
Energy	3,833,598
Metals	(895,090)
Stock Indices	—
1,050,204
Change in Brokerage Commission Payable	311,901
$1,362,105

January 1, 2008 to March 31, 2008

The Fund posted profits in all sectors for the first quarter.

The agriculture sector posted profits for the Fund. Corn and soybeans had a strong January as South Korea, who is the 4th largest importer of U.S. corn, was reportedly looking to buy more corn off of the U.S. dollar’s weakness posting profits for the Fund. Soybeans surged on concerns that Chinese demand will reduce U.S. inventories mid-quarter. Wheat rose on reports that production will not keep pace with output and reports from the U.S. Department of Agriculture that show inventory at a 60 year low. Later in the month, wheat corrected as crops in the Northern Hemisphere appear in better condition than initially reported. Also wheat crops in the Ukraine and Russia look better than previously forecasted. The quarter ended with losses being posted to the Fund due to the following factors. Grains closed lower as both wheat and soybeans faced corrections while corn ended about flat. Softs also took away about —1.00% from returns as coffee and sugar both corrected for a total of —0.85%. Commodities sell off ended on March 20th with the biggest weekly decline in 50 years as expectations of slower economic growth impacted prices. China announced subsidies to farmers in an attempt to curb inflation at an 11-year high.

The metals sector posted profits for the Fund. The largest returns came from precious metals which were up at the beginning of the year posting profits to the Fund. Gold moved to a record level of over $942 on the back of the U.S. Federal Reserve’s aggressive move and the U.S. dollar’s weakness and copper rose on reports the supply is the lowest in seven months.  The quarter ended with losses being posted to the Fund due to precious metals which fell -1.00% in March with gold mostly responsible

The interest rate sector posted profits for the Fund. The U.S. Federal Reserve made a historical move of reducing rates at the beginning of the year by 125 basis points in nine days citing both growth and credit concerns and that credit has still tightened for households and businesses. Losses were posted to the Fund in the middle of the quarter due to the volatility in the market as the fixed income ended slightly negative by roughly.  The quarter ended with profits being posted to the Fund as the U.S. Federal Reserve lowered overnight rates which was the 6th reduction since September 2007.

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

The interest rate sector posted losses for the Fund. Losses were posted at the beginning of the quarter due to the fixed income closing down due to the performance of the United States Treasury market rates finishing April at a loss. Losses continued to be posted through the middle of the quarter as the United States interest rates rose. Higher oil prices and signs of economic strength sifted expectations towards a rate hike. The quarter ended with profits posted to the Fund as the European rates closed up +1.10, Japan and Australia finished at +0.10%, however, the United States interest rates subtracted from performance by finishing down -1.10%.

July 1, 2008 to September 30, 2008

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

The metals sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter through the middle of the quarter due to the negative performance in precious metals and base metals. However, profits were posted to the Fund by the end of the quarter in lieu of volatile global markets.

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

October 1, 2008 to November 30, 2008

The Fund posted losses for the period October 1, 2008 through November 30, 2008 with the interest rate sector posting gains while the energy, agriculture and metals sectors posted losses.

The interest rate sector posted overall profits to the Fund. Losses were posted to the Fund at the beginning of the period due to the big price swings in the fixed income markets.  The fixed income portion closed higher at the end of the period as the United States, Europe and Pacific Rim interest rates which include Japan and Australia posted profits to the Fund.

The energy sector posted losses to the Fund through the entire period due to the continuing decline in oil prices.

The agriculture sector posted losses to the Fund through the entire period due to the volatility in the global markets.

The metals sector posted losses to the Fund through the entire period. Gold was the only precious metal that produced gains to the Fund but not enough to offset the negative performance in the other precious and base metals.

Systematic Momentum II LLC Performance Summary December 1, 2008 to December 31, 2008

Systematic Momentum had another profitable month in December to finish a strong year. The largest gains were made in fixed income as the portfolio profited from long positions across the curve as yields continued to fall dramatically. Short positions in commodities, particularly energy, and long position in the Euro and the short positions in the British pound also proved profitable. Equity returns were flat as risk in stocks was minimal.

Total Trading
December 31, 2007	Profit (Loss)

Interest Rates	$2,109,597
Agricultural Commodities	1,726,763
Currencies/FX	10,640
Energy	2,643,036
Metals	955,905
7,445,941
Change in Brokerage Commission Payable	(15,153)
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

Total Trading
December 31, 2006	Profit (Loss)

Interest Rates	$(31,799)
Agricultural Commodities	(10,685)
Currencies/FX	81
Energy	(81,657)
Metals	(95,103)
(219,163)
Change in Brokerage Commission Payable	(1,782)
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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Fund.

Liquidity; Capital Resources

The Portfolio Funds borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Portfolio Funds’ U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Portfolio Funds’ assets are held in cash, the Portfolio Funds should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Portfolio Funds to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Portfolio Funds’ positions and assets, the Portfolio Funds’ monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Fund has no applicable off-balance sheet arrangements and tabular disclosures or contractual obligations of the type described in Items 3.03(a) (4) and 3.03(a) (5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Fund is a fund of fund which invests in a speculative commodity pool Portfolio Funds. The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Portfolio Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Portfolio Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Portfolio Fund’s open positions and, consequently, in its earnings and cash flow. The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which it trades.

The Portfolio Funds, under the direction of their respective advisors, rapidly acquire and liquidate both long and short positions in wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Portfolio Fund’s speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Portfolio Fund’s losses in any market sector will be limited to Value at Risk or by the Portfolio Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Portfolio Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Portfolio Fund’s risk exposure in the various market sectors traded by the Portfolio Funds advisors is quantified below in terms of Value at Risk.  Due to the Portfolio Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements of the Portfolio Funds have been used as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the year ended December 31, 2008, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $84,438,222, $32,675,322 and $8,820,717, respectively.   The tables for 2008 show separately the value at risk of the Fund for the period managed by APM (January 1, 2008 — November 30, 2008) and the period allocated to Systematic Momentum (December 1, 2008 — December 31, 2008) which invests effectively all of its assets in the Portfolio Funds.  The Systematic Momentum table is a summary of the proportionate exposure to the securities traded by the Portfolio Funds.

January 1, 2008 - November 30, 2008 (APM)

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	225,790	0.27%	$2,216,535	$—
Energy	146,023	0.17%	1,262,802	—
Interest Rates	3,367,648	3.99%	7,469,952	—
Metals	211,914	0.25%	2,022,495	—
Stock Indices	0	0.00%	—	—
F/X	25,454	0.03%	7,586,548	—

Total	$3,976,829	4.71%	$20,558,332	$—

December 1, 2008 — December 31, 2008 (Systematic Momentum)

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$238,350	1.30%	$238,350	$238,350
Energy	167,637	0.91%	167,637	167,637
Interest Rates	7,273,469	39.59%	7,273,469	7,273,469
Metals	92,146	0.50%	92,146	92,146
Stock Indices	424,866	2.31%	424,866	424,866
Currencies	122,153	0.66%	122,153	122,153

Total	$8,318,621	45.28%	$8,318,621	$8,318,621

December 31, 2007

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$19,276	0.06%	$58,422	$2,586
Currencies	1,986	0.01%	11,880	9
Energy	19,519	0.06%	51,490	1,215
Interest Rates	1,924,370	5.89%	4,994,439	390,839
Metals	18,570	0.05%	71,341	2,545

Total	$1,983,721	6.07%	$5,187,572	$397,194

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Portfolio Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Portfolio Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Portfolio Funds also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ advisors  for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.

Interest Rates.

Interest rate risk is the principal market exposure of the Portfolio Fund.  Interest rate movements directly affect the price of derivative sovereign bond positions held by the Portfolio Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Portfolio Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Portfolio Fund for the foreseeable future.

Currencies.

The Portfolio Funds trade in a number of currencies. However, the Portfolio Funds’ major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. The Fund does not anticipate that the risk profile of the Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Metals.

The Portfolio Funds’ metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Portfolio Funds’ primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, sugar, and livestock accounted for the substantial bulk of the Funds’ agricultural commodities exposure as of December 31, 2008.

Energy.

The Portfolio Funds’ primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2008.

Foreign Currency Balances.

The Portfolio Funds’ primary foreign currency balances are in British pounds and Euros.

U.S. Dollar Cash Balance.

The Portfolio Funds hold U.S. dollars only in cash at MLPF&S. The Portfolio Funds have immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Funds’ primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Portfolio Funds as of December 31, 2008, by market sector.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the advisors have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the advisors with the market risk controls being applied by the advisors themselves.

Non-Trading Risk

The Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8: Financial Statements and Supplementary Data

Net Profit (Loss) by Quarter

Eight Quarters through December 2008

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008	2007	2007	2007	2007
Total Income (Loss)	$(648,282)	$(10,078,819)	$5,140,315	$9,691,697	$4,176,216	$3,877,277	$841,606	$(5,175)
Total Expenses	295,694	(667,320)	1,502,488	2,010,925	988,948	854,595	330,753	198,051
Net Income (Loss)	$(943,976)	$(9,411,499)	$3,637,827	$7,680,772	$3,187,268	$3,022,682	$510,853	$(203,226)

Net Income (Loss) per weighted average Unit (a)	$(0.0443)	$(0.3214)	$0.1230	$0.2351	$0.0619	$0.0758	$0.0160	$(0.0139)

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Funds’ independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Funds’ internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Funds’ internal control, over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2008, the Fund’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Systematic Momentum on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer, President, and Manager of MLAI. He also serves as the Chief Operating Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Operating Officer of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He also is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is Vice President and Manager of MLAI. He is also a Managing Director within the MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of MPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

As of December 31, 2008, the principals of MLAI had no investment in the Fund, and MLAI had no sponsor interest in the Fund.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its sponsor and manager.)

(b)                                 Security Ownership of Management:

As of December 31, 2008, MLAI owned no Unit-equivalent member interests, the principals of MLAI did not own any Units, and APM did not own any Units.

(c)                                  Changes in Control:

None.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher thatn would have been obtained in arms-length negotiations”.

The Partnership pays indirectly Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades.  The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Partnership MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

(b)                                 Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Portfolio Funds.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2008 would be considered independent (based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2008 were $69,000. Aggregate fees billed for theses services for the year ended December 31, 2007 were $69,000. Aggregate fees billed for these services for the period ended December 31, 2006 were $18,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2008, 2007 and for the period ended December 31, 2006 related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2008 were $58,000. Aggregate fees billed for these services for the year ended December 31, 2007 were $64,000. Aggregate fees billed for these services for the period ended December 31, 2006 were $27,500.

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2008, 2007 and for the period ended December 31, 2006 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Page:
1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2008 and 2007	2

Statements of Operations for the years ended December 31, 2008, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006	3

Statements of Changes in Members’ Capital for the years ended December 31, 2008, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006	4

Financial Data Highlights for the years ended December 31, 2008, 2007 and for the period December 1, 2006 (commencement of operations) to December 31, 2006	5

Notes to Financial Statements	8

2.                                       Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                       Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Amendment of ML APM Global Commodity FuturesAccess LLC.

Exhibit 3.01:	Is filed herewith.

3.02 3.02	Amended and restated Limited Liability Company Operating Agreement of ML APM Global Commodity FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.01 contained in the Form 8-K filed on February 6, 2009.

3.03 10.01	Customer Agreement between ML APM Global Commodity FuturesAccess LLC. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is Incorporated by reference from Exhibit 10.01 contained in the Registrants Registration Statements.

3.04 10.02

Advisory Agreement by and among ML Absolute Plus Management LLC and Merrill Lynch Alternative Investments LLC. (file No. 000-52384) filed on December 20, 2004 on Form 10 under the Securities Exchange Act of 1934 (the “Registrant’s Registration Statement”).

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMATIC MOMENTUM II LLC

By:	Merrill Lynch Alternative Investments LLC
Its:	Manager

By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2009
Paul F. Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2009
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

SYSTEMATIC MOMENTUM II LLC

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.01	Certificate of Amendment of ML APM Global Commodity FuturesAccess LLC.

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications