Form 10-Q
period 2009-03-31
SYSTEMATIC MOMENTUM II LLC
filed 2009-05-15
CIK 1384841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2009, 41,353,995 units of membership were outstanding.

SYSTEMATIC MOMENTUM II LLC

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:
Investments in Systematic Momentum (cost $47,133,651 for 2009 and $52,795,442 for 2008)	$46,787,414	$54,284,473
Due from Systematic Momentum	1,817,317	3,752,667
Cash	122,925	117,899
Accrued interest	—	2,092

TOTAL ASSETS	$48,727,656	$58,157,131

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$85,118	$96,219
Redemptions payable	1,704,200	3,583,417
Initial offering costs payable	26,255	27,156
Other	102,235	120,219

Total liabilities	1,917,808	3,827,011

MEMBERS’ CAPITAL:
Members’ Interest (41,353,995 Units and 46,011,832 Units outstanding, unlimited Units authorized)	46,809,848	54,330,120
Total members’ capital	46,809,848	54,330,120

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$48,727,656	$58,157,131

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See accompanying notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
TRADING PROFIT (LOSS):

Realized	$103,465	$12,282,600
Change in unrealized, net	(1,864,959)	(3,064,163)
Brokerage commissions	—	(67,233)

Total trading profit (loss)	(1,761,494)	9,151,204

INVESTMENT INCOME:
Interest	7,669	540,493

EXPENSES:
Management fee	—	331,247
Sponsor fee	268,259	311,737
Performance fee	—	1,314,929
Other	77,541	53,012
Total expenses	345,800	2,010,925

NET INVESTMENT INCOME (LOSS)	(338,131)	(1,470,432)
.
NET INCOME (LOSS)	$(2,099,625)	$7,680,772

Weighted average number of Units outstanding
Class A	6,377,619	6,295,311
Class C	31,156,975	30,568,834
Class D	1,746,524	19,857,639
Class I	4,887,493	12,734,164

Net income (loss) per weighted average Unit
Class A	$(0.0471)	$0.1034
Class C	$(0.0484)	$0.0984
Class D	$(0.0437)	$0.1328
Class I	$(0.0439)	$0.1086

See accompanying notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

 (a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009
Class A	4,247,792	2,891,639	—	7,139,431	6,501,601	—	(196,050)	6,305,551
Class C	23,461,920	11,379,651	(867,834)	33,973,737	31,802,737	2,533	(2,643,217)	29,162,053
Class D	19,675,186	1,517,252	(7,439,207)	13,753,231	1,746,524	—	—	1,746,524
Class I	8,783,678	5,233,041	(329,032)	13,687,687	5,960,970	—	(1,821,103)	4,139,867

Total Members’ Units	56,168,576	21,021,583	(8,636,073)	68,554,086	46,011,832	2,533	(4,660,370)	41,353,995

See accompanying notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009
Class A	$4,849,384	$3,496,491	$—	$650,701	$8,996,576	$7,793,914	$—	$(233,368)	$(300,227)	$7,260,319
Class C	26,459,564	13,778,153	(1,079,652)	3,008,956	42,167,021	37,238,734	2,966	(3,016,972)	(1,508,485)	32,716,244
Class D	22,237,106	1,848,057	(9,425,513)	2,637,659	17,297,309	2,112,788	—	—	(76,381)	2,036,407
Class I	10,022,992	6,270,331	(414,034)	1,383,456	17,262,745	7,184,684	—	(2,173,274)	(214,532)	4,796,878

Total Members’ Capital	$63,569,046	$25,393,032	$(10,919,199)	$7,680,772	$85,723,651	$54,330,120	$2,966	$(5,423,614)	$(2,099,625)	$46,809,848

See accompanying notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

On October 22, 2008, MLAI issued an announcement regarding a restructuring of the Fund. Effective December 1, 2008 as part of the restructuring the following occurred:

•                  The Fund changed its name to SYSTEMATIC MOMENTUM II LLC

•                  The name change amendment was filed with the Secretary of States of Delaware, New Jersey and New York on December 1, 2008.

•                  The Fund’s assets were reinvested in ML Systematic Momentum FuturesAccess LLC (“Systematic Momentum”).  Systematic Momentum invests into the following Funds: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML GSA FuturesAccess LLC (“GSA”), ML John Locke FuturesAccess LLC (“John Locke”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”) and, (each a “Portfolio Fund”, collectively “Portfolio Funds”).  The Portfolio Funds employ a variety of systematic models and the Fund no longer utilizes the services of Absolute Plus Management, LLC (“APM”) as a commodity trading advisor. Prior to the restructure, the Fund engaged in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities.

•                  The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single or multiple commodity trading advisors.  Each of the Portfolio Funds implements a different trading strategy.

MLAI is the sponsor and the manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the commodity broker of the Portfolio Funds. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

The Fund invests substantially all of its assets in the Systematic Momentum.  The financial statements of Systematic Momentum, including the schedule of investments, are presented as Exhibit 99 to this interim report on form 10-Q and should be read with the Fund’s financial statements. The percentage of Systematic Momentum owned by the Fund at March 31, 2009 was 6.52%, and December 31, 2008 was 8.00%.

2.               INVESTMENT IN SYSTEMATIC MOMENTUM

The Fund invests substantially all of its assets in Systematic Momentum. The investment transactions are accounted for on a trade date basis. Investment in Systematic Momentum is valued at fair value and reflected on the Statements of Financial Condition. In determining fair value, MLAI utilizes the net asset valuation of Systematic Momentum. The fair value of Systematic Momentum is net of all fees relating to Systematic Momentum, paid or accrued. Additionally, MLAI monitors the performance of the Portfolio Funds. Such monitoring procedures include, but are not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with Portfolio Funds managers.

At March 31, 2009 and December 31, 2008 Investments in Portfolio Funds at fair value are as follows:

	March 31, 2009
	Percentage of Member’s Capital	Fair Value

Chesapeake	10.21%	4,775,122
Transtrend	15.91%	7,446,008
Altis	13.10%	6,127,880
Winton	16.22%	7,589,489
Aspect	9.99%	4,672,848
John Locke	14.38%	6,728,581
BlueTrend	7.15%	3,343,920
GSA	13.05%	6,103,566

	100.01%	$46,787,414

	December 31, 2008
	Percentage of Member’s Capital	Fair Value

Chesapeake	10.09%	5,480,117
Transtrend	15.93%	8,653,456
Altis	13.32%	7,238,009
Winton	15.82%	8,595,311
Aspect	10.10%	5,489,181
John Locke	14.90%	8,092,870
BlueTrend	6.98%	3,792,994
GSA	12.78%	6,942,535

	99.92%	$54,284,473

3.               FAIR VALUE OF INVESTMENTS

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statement of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in other investment companies are valued using the net asset value reported by the investment company. These net asset values are the prices used to execute trades with these investment companies.  If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the NAV’s are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and March 31, 2009:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds

12/31/2008	$54,284,473	N/A	$54,284,473	N/A

03/31/2009	$46,787,414	N/A	$46,787,414	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital. The Fund invests only in other Portfolio Funds, it does not have any direct investments in derivative instruments.

4.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,263,192	$7,260,319	6,305,551	$1.1519	$1.1514
Class C	32,720,760	32,716,244	29,162,053	1.1220	1.1219
Class D	2,053,412	2,036,407	1,746,524	1.1758	1.1660
Class I	4,798,739	4,796,878	4,139,867	1.1592	1.1587
	$46,836,103	$46,809,848	41,353,995

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,796,919	$7,793,914	6,501,601	$1.1992	$1.1988
Class C	37,243,881	37,238,734	31,802,737	1.1711	1.1709
Class D	2,129,830	2,112,788	1,746,524	1.2195	1.2097
Class I	7,186,646	7,184,684	5,960,970	1.2056	1.2053
	$54,357,276	$54,330,120	46,011,832

5.               MARKET CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  Additionally, the Fund invests in other commodity funds with similar market risk as mentioned below.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition of the Portfolio Funds.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statements of Financial Condition of the Portfolio Funds. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Portfolio Funds, in their normal course of business, enter into various contracts, with Merrill Lynch Pierce, Fenner & Smith Inc., (“MLPF&S”) acting as their commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition of the Portfolio Funds.

Concentration Risk

The Fund’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Fund’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Fund.

6.               RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

7.               SUBSEQUENT EVENT

ML GSA FuturesAccess LLC is one of the Portfolio Funds in which Systematic Momentum, a FutureAccess fund of funds, invests. As of April 30, 2009, approximately 13% of the capital of the Fund was allocated to GSA. However, the underlying manager of GSA has informed the Sponsor that it is discontinuing the strategy and will no longer act as the trading adviser for GSA. As a result, effective on or about May 31, 2009, GSA will be liquidated and Systematic Momentum will no longer invest in GSA. The Sponsor may reallocate the liquidation proceeds among other new or existing Portfolio Funds.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2008	$1.2225	$1.2945	$1.2606
2009	$1.1903	$1.1908	$1.1519

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2008	$1.2061	$1.2750	$1.2414
2009	$1.1614	$1.1609	$1.1220

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2008	$1.2119	$1.2852	$1.2590
2009	$1.2119	$1.2139	$1.1758

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2008	$1.2218	$1.2921	$1.2614
2009	$1.1971	$1.1979	$1.1592

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Funds and (ii) Cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Fund capital decreased 13.84% from $54,330,120 to $46,809,848.  This decrease was attributable to the net loss from operations of $338,133, coupled with the redemption of 4,660,370 Redeemable Units of Limited Fund Interest resulting in an outflow of $5,423,614.  The cash outflow was offset with cash inflow of $2,966 due to subscription of 2,533 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statement of Operations.

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.  For information on the Fund’s valuation policies, see Note 3. Fair Value of Investments.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended March 31, 2009 and that no provision for income tax is required in the Fund’s financial statements

Results of Operations

January 1, 2009 to March 31, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $1,761,494.

Performance of the Portfolio Funds were mixed in January which reflected the choppy markets and diversification of the Portfolio Funds approach to trading. Winton was the best performer, while Altis and GSA performed the worst. The Portfolio Funds profited from falling equities, with long-term managers capturing more of the move. The Portfolio Funds also profited from a continuous down-trend in commodities. Largest losses were suffered in fixed income positions as the U.S. Treasury yields rallied and other global bonds shadowed the move.

Time horizon focus did not seem to be a driver of returns in the middle of the quarter, while asset allocation played a more significant role. The Portfolio Funds had small net short exposures to equity markets and thus registered gains in this asset class. In addition, most of the Portfolio Funds that had long positions in the U.S. dollar against various currencies posted profits. Some of the Portfolio Funds that had long positions in the Japanese yen vs. the U.S. dollar posted losses due to the Japanese yen ending the month down significantly relative to the U.S. dollar. Fixed income markets experienced volatile swings during the month as most of the Portfolio Funds ended with small losses in this sector.

At the start of March, most of the Portfolio Funds had long positions in the fixed income markets and kept this position throughout the month of March and benefited from falling yields. John Locke was the exception. As a shorter term manager, its positioning was influenced significantly by intra-month choppiness in fixed income markets, causing large losses.

All other sectors had posted losses in March as a result of significant reversals in many markets. During March, equity markets rallied following some positive corporate news in the first week. When the U.S. Federal Reserve announced the start of quantitative easing mid-month, the U.S. dollar began losing value against most major currencies and the commodity markets which are negatively correlated with the U.S. dollar and risk aversion moved up. Given that most managers in the vertical are medium to long term trend followers, they were not in a position to cut exposures very fast and were negatively affected by these reversals.

January 1, 2008 to March 31, 2008

The Fund posted profits in all sectors for the first quarter.

The agriculture sector posted profits for the Fund. Corn and soybeans had a strong January as South Korea, who is the 4th largest importer of U.S. corn, was reportedly looking to buy more corn off of the U.S. dollar’s weakness posting profits for the Fund. Soybeans surged on concerns that Chinese demand will reduce U.S. inventories mid-quarter. Wheat rose on reports that production will not keep pace with output and reports from the U.S. Department of Agriculture that show inventory at a 60 year low. Later in the month, wheat corrected as crops in the Northern Hemisphere appear in better condition than initially reported. Also wheat crops in the Ukraine and Russia look better than previously forecasted. The quarter ended with losses being posted to the Fund due to the following factors. Grains closed lower at —0.30% as both wheat and soybeans faced corrections while corn ended about flat. Softs also took away about —1.00% from returns as coffee and sugar both corrected for a total of —0.85%. Commodities sell off ended on March 20th with the biggest weekly decline in 50 years as expectations of slower economic growth impacted prices. China announced subsidies to farmers in an attempt to curb inflation at an 11-year high.

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum II LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on

Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.1992
Feb-09	—	—	1.1903
Mar-09	—	—	1.1908
Apr-09	—	—	1.1519

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$2,966	2,533	$1.1709
Feb-09	—	—	1.1614
Mar-09	—	—	1.1609
Apr-09	—	—	1.1220

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2195
Feb-09	—	—	1.2119
Mar-09	—	—	1.2139
Apr-09	—	—	1.1758

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2056
Feb-09	—	—	1.1971
Mar-09	—	—	1.1979
Apr-09	—	—	1.1592

(1) Beginning of the month Net Asset Value for all other purposes

(b)  None.

(c)  None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

ML GSA FuturesAccess LLC is one of the Portfolio Funds in which Systematic Momentum, a FutureAccess fund of funds, invests. As of April 30, 2009, approximately 13% of the capital of the Fund was allocated to GSA. However, the underlying manager of GSA has informed the Sponsor that it is discontinuing the strategy and will no longer act as the trading adviser for GSA. As a result, effective on or about May 31, 2009, GSA will be liquidated and Systematic Momentum will no longer invest in GSA. The Sponsor may reallocate the liquidation proceeds among other new or existing Portfolio Funds.

Item 6.            Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 99      The financial statements of ML Systematic Momentum FuturesAccess LLC, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM II LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2009	By:	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date May 15, 2009	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)