Form 10-Q
period 2009-06-30
SYSTEMATIC MOMENTUM II LLC
filed 2009-08-14
CIK 1384841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every  Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2009, 38,754,955 units of membership were outstanding.

SYSTEMATIC MOMENTUM II LLC

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:
Investments in Systematic Momentum (cost $43,845,752 for 2009 and $52,795,442 for 2008)	$41,949,499	$54,284,473
Due from Systematic Momentum	615,969	3,752,667
Cash	102,143	117,899
Accrued interest	112	2,092

TOTAL ASSETS	$42,667,723	$58,157,131

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$74,859	$96,219
Redemptions payable	492,837	3,583,417
Other	104,083	147,375

Total liabilities	671,779	3,827,011

MEMBERS’ CAPITAL:
Members’ Interest (Units 38,754,955 and 46,011,832 Units outstanding, unlimited Units authorized)	41,995,944	54,330,120
Total members’ capital	41,995,944	54,330,120

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$42,667,723	$58,157,131

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
TRADING PROFIT (LOSS):

Realized	$(104,243)	$(616,166)	$(30,468)	$11,666,434
Change in unrealized, net	(1,549,742)	5,428,848	(3,385,011)	2,364,685
Brokerage commissions	—	(80,706)	—	(147,939)

Total trading profit (loss)	(1,653,985)	4,731,976	(3,415,479)	13,883,180

INVESTMENT INCOME:
Interest	457	408,339	8,126	948,832

EXPENSES:
Management fee	—	376,215	—	707,462
Sponsor fee	233,316	413,584	501,575	725,321
Performance fee	—	642,841	—	1,957,770
Other	47,718	69,848	125,259	122,860
Total expenses	281,034	1,502,488	626,834	3,513,413

NET INVESTMENT INCOME (LOSS)	(280,577)	(1,094,149)	(618,708)	(2,564,581)

NET INCOME (LOSS)	$(1,934,562)	$3,637,827	$(4,034,187)	$11,318,599

Weighted average number of Units outstanding
Class A	6,055,856	7,462,429	6,216,738	6,878,870
Class C	28,680,202	41,495,408	29,918,589	36,032,121
Class D	1,448,290	13,917,641	1,597,407	16,887,640
Class I	4,110,217	15,579,439	4,498,855	14,156,802

Net income (loss) per weighted average Unit
Class A	$(0.0485)	$0.0452	$(0.0956)	$0.1436
Class C	$(0.0489)	$0.0428	$(0.0973)	$0.1328
Class D	$(0.0501)	$0.0552	$(0.0933)	$0.2017
Class I	$(0.0470)	$0.0485	$(0.0906)	$0.1511

See notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital June 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009
Class A	4,247,792	3,756,481	(880,294)	7,123,979	6,501,601	—	(793,316)	5,708,285
Class C	23,461,920	22,360,292	(2,721,614)	43,100,598	31,802,737	2,533	(4,090,160)	27,715,110
Class D	19,675,186	2,291,737	(9,269,432)	12,697,491	1,746,524	—	(447,351)	1,299,173
Class I	8,783,678	7,601,289	(1,543,370)	14,841,597	5,960,970	—	(1,928,583)	4,032,387

Total Members’ Units	56,168,576	36,009,799	(14,414,710)	77,763,665	46,011,832	2,533	(7,259,410)	38,754,955

See notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009
Class A	$4,849,384	$4,580,879	$(1,106,593)	$988,052	$9,311,722	$7,793,914	$—	$(899,230)	$(591,257)	$6,303,427
Class C	26,459,564	27,323,078	(3,371,814)	4,785,314	55,196,142	37,238,734	2,966	(4,599,318)	(2,905,112)	29,737,270
Class D	22,237,106	2,823,057	(11,741,846)	3,405,520	16,723,837	2,112,788	—	(511,009)	(131,973)	1,469,806
Class I	10,022,992	9,239,706	(2,001,538)	2,139,713	19,400,873	7,184,684	—	(2,293,398)	(405,845)	4,485,441

Total Members’ Capital	$63,569,046	$43,966,720	$(18,221,791)	$11,318,599	$100,632,574	$54,330,120	$2,966	$(8,302,955)	$(4,034,187)	$41,995,944

See notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009
	Class A	Class C	Class D	Class I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1514	$1.1219	$1.1660	$1.1587

Realized and change in unrealized trading profit (loss)	(0.0416)	(0.0405)	(0.0425)	(0.0418)
Brokerage commissions	—	—	—	—
Interest income	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0055)	(0.0084)	0.0078	(0.0045)

Net asset value, end of period	$1.1043	$1.0730	$1.1313	$1.1124

Total Return:

Total return before Performance fees	-4.13%	-4.37%	-3.77%	-4.04%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.13%	-4.37%	-3.77%	-4.04%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.54%	0.79%	0.17%	0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.54%	0.79%	0.17%	0.44%

Net investment income (loss)	-0.54%	-0.79%	-0.17%	-0.44%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

SYSTEMATIC MOMENTUM II LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009
	Class A	Class C	Class D	Class I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1988	$1.1709	$1.2097	$1.2053

Realized and change in unrealized trading profit (loss)	(0.0829)	(0.0807)	(0.0845)	(0.0834)
Brokerage commissions	—	—	—	—
Interest income	0.0002	0.0002	0.0002	0.0002
Expenses	(0.0118)	(0.0174)	0.0059	(0.0097)

Net asset value, end of period	$1.1043	$1.0730	$1.1313	$1.1124

Total Return:

Total return before Performance fees	-7.92%	-8.38%	-7.23%	-7.73%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.92%	-8.38%	-7.23%	-7.73%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.06%	1.56%	0.32%	0.87%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.06%	1.56%	0.32%	0.87%

Net investment income (loss)	-1.05%	-1.55%	-0.30%	-0.85%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

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

On October 22, 2008, MLAI issued an announcement regarding a restructuring of the Fund. Effective December 1, 2008 as part of the restructuring the following occurred:

•      The Fund changed its name to SYSTEMATIC MOMENTUM II LLC

•      The name change amendment was filed with the Secretary of States of Delaware, New Jersey and New York on December 1, 2008.

•      The Fund’s assets were reinvested in ML Systematic Momentum FuturesAccess LLC (“Systematic Momentum”).  Systematic Momentum invests into the following Funds: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML GSA FuturesAccess LLC (“GSA”), ML John Locke FuturesAccess LLC (“John Locke”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”) and, (each a “Portfolio Fund”, collectively “Portfolio Funds”).  The Portfolio Funds employ a variety of systematic models and the Fund no longer utilizes the services of Absolute Plus Management, LLC (“APM”) as a commodity trading advisor. Prior to the restructure, the Fund engaged in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Effective May 31, 2009, GSA was liquidated and the Fund no longer invests in GSA. The Sponsor reallocated the liquidation proceeds among the existing Portfolio Funds.

•      The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single or multiple commodity trading advisors.  Each of the Portfolio Funds implements a different trading strategy.

MLAI is the sponsor and the manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the commodity broker of the Portfolio Funds. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

In the opinion of management, these interim financial statements contain all adjustments necessary for a fair statement of the financial position of the Fund as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The Fund invests substantially all of its assets in the Systematic Momentum.  The financial statements of Systematic Momentum, including the schedule of investments, are presented as Exhibit 99 to this interim report on form 10-Q and should be read with the Fund’s financial statements. The percentage of Systematic Momentum owned by the Fund at June 30, 2009, was 5.80% and December 31, 2008 was 7.74%.

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

At June 30, 2009 and December 31, 2008 Investments in Portfolio Funds at fair value are as follows:

	June 30, 2009
	Percentage of Member’s Capital	Fair Value

Chesapeake	10.73%	4,499,515
Transtrend	19.24%	8,072,350
Altis	13.75%	5,769,350
Winton	19.31%	8,098,836
Aspect	9.99%	4,191,892
John Locke	19.54%	8,198,367
BlueTrend	7.44%	3,119,189
GSA (a)	0.00%	—

	100.00%	$41,949,499

(a) In May, the GSA Portfolio was liquidated and Systematic Momentum no longer invests in the GSA Portfolio.

	December 31, 2008
	Percentage of Member's Capital	Fair Value

Chesapeake	10.09%	5,480,117
Transtrend	15.93%	8,653,456
Altis	13.32%	7,238,009
Winton	15.82%	8,595,311
Aspect	10.10%	5,489,181
John Locke	14.90%	8,092,870
BlueTrend	6.98%	3,792,994
GSA	12.78%	6,942,535

	99.92%	$54,284,473

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

Investments in other investment companies are valued using the net asset value reported by the investment company which management believes approximates fair value. These net asset values are the prices used to execute trades with these investment companies.  If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the Net Asset Value (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and June 30, 2009:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds

December 31, 2008	$54,284,473	N/A	$54,284,473	N/A

June 30, 2009	$41,949,999	N/A	$41,949,999	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Operations and Expenses and Members’ Capital.   As the Fund invests only in other Portfolio Funds, it does not have any direct investments in derivative instruments.

4.     NET ASSET VALUE PER UNIT

In conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  The Net Asset Value per Unit at June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

Net Asset Value per Unit
Class A	$1.1043
Class C	1.0730
Class D	1.1313
Class I	1.1124

December 31, 2008

Net Asset Value per Unit
Class A	$1.1988
Class C	1.1709
Class D	1.2097
Class I	1.2053

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

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition of the Portfolio Funds.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Fund does not expect the adoption of FAS 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Account Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Fund does not expect the adoption of FAS 168 to have an impact on our financial statements

FASB issued FASB Statement No. 165, Subsequent Events (“FASB 165”), which is effective for interim and annual periods ending after June 15, 2009.  FASB 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 7.

7.     SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers, became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes, as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.2225	$1.2945	$1.2606	$1.2385	$1.2576	$1.3075
2009	$1.1903	$1.1908	$1.1519	$1.1177	$1.1297	$1.1043

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.2061	$1.2750	$1.2414	$1.2175	$1.2348	$1.2808
2009	$1.1614	$1.1609	$1.1220	$1.0878	$1.0986	$1.0730

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.2119	$1.2852	$1.2590	$1.2445	$1.2656	$1.3185
2009	$1.2119	$1.2139	$1.1758	$1.1423	$1.1559	$1.1313

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.2218	$1.2921	$1.2614	$1.2395	$1.2586	$1.3073
2009	$1.1971	$1.1979	$1.1592	$1.1251	$1.1376	$1.1124

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Funds and (ii) Cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Fund capital decreased 22.70% from $54,330,120 to $41,995,944.  This decrease was attributable to the net loss from operations of $4,034,187, coupled with the redemption of 7,259,410 Redeemable Units of Limited Fund Interest resulting in an outflow of $8,302,956.  The cash outflow was offset with cash inflow of $2,966 due to subscription of 2,533 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended June 30, 2009 and that no provision for income tax is required in the Fund’s financial statements

Results of Operations

January 1, 2009 to March 31, 2009

The Fund experienced a net trading loss in the first quarter of 2009 of $1,761,494.

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

April 1, 2009 to June 30, 2009

The Fund experienced a net trading loss in the second quarter of 2009 of ($1,653,985).

The market environment that caused a loss for the Fund in March continued through April as well. The Portfolio Funds continued to be positioned against market moves and experienced losses in most of the sectors they traded. In March, being long fixed income helped to offset losses in equity indices, currencies and commodities. In April, the losses in equity indices, currencies and commodities were more muted as many Portfolio Funds had trimmed risk in those sectors; however, having long positions in fixed income proved to be a problem as global bond yields rose significantly, hurting those long positions. Overall, fixed income was the worst performing sector for the Portfolio Funds, followed by currencies. The Portfolio Funds approach to trading was mixed exposure in commodities, making money in some markets and losing money in others. In equities, positioning was more on the short side, but with extremely small exposures; losses thus were muted.

May was a continuation of March and April in terms of market direction and moves. Equities and commodities were up, and bonds and the U.S. dollar was down. These new trends gave many Portfolio Fund managers a reason to adjust their portfolios to match the new environment resulting in profits being posted to the Fund. Short and medium term Portfolio Funds were more in sync with markets given that they adjust faster to new trends, while longer term Portfolio Funds have held on to their pre-March positioning somewhat longer and were not able to avoid losses. So the main difference in May relative to

March and April was that many Portfolio Funds were now correctly positioned to take advantage of current trends. Short to medium term managers (John Locke, GSA, BlueTrend, Altis, Transtrend) had better performance than longer term managers (Winton, Chesapeake, Aspect). The shorter term managers have adjusted better to the current market environment where equities and commodities are doing well and the U.S. dollar and bonds performed poorly. Risk by asset class continues to be biased towards fixed income which has a roughly 50% risk allocation, down from more than 80% in April. Fixed income was the asset class with the fewest reversals recently and thus risk had moved there as equities, commodities and currencies experienced changes in trend during March. But now, the risk allocated to other asset classes is creeping up: commodities are about a third of the total and the remainder is split between currencies and equities.

March, April and May had been characterized by market moves most commonly seen during periods where investors are risk seeking. There were up moves in equities and commodities and down moves in bonds and the U.S. dollar. The Portfolio Fund managers were just beginning to adjust their portfolios to match these new market directions. After suffering losses during March and April (as they were not positioned for the new trends that began in early March), most managers had begun turning around their portfolios to be more in line with where markets were going and many were able to post gains in May. That came to a stop in June as several events took place. First, short term interest rates suffered a sharp reversal during the first week of the month and the U.S. dollar had a similar reversal, gaining against most currencies. Then, mid-month, the up trends in equities and commodities reversed, as sentiment became risk averse again. As a result of these moves, most asset classes ended the month with negative attribution. The worst were short term rates and commodities. The quarter ended with losses being posted to the Fund. The worst were short term rates and commodities. Medium term managers had the worst performance as they not only suffered from the rates and U.S. dollar moves, but also the reversals in equities and commodities. John Locke, the manager with the shortest time horizon was able to avoid big losses. Winton and Chesapeake, the longest term managers, had relatively smaller losses because the equity and commodity reversals were actually good for them since they were still holding on to their pre-March positions in those asset classes.

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

The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

Item 4T. Controls and Procedures

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.1992
Feb-09	—	—	1.1903
Mar-09	—	—	1.1908
Apr-09	—	—	1.1519
May-09	—	—	1.1177
Jun-09	—	—	1.1297
Jul-09	—	—	1.1043

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$2,966	2,533	$1.1709
Feb-09	—	—	1.1614
Mar-09	—	—	1.1609
Apr-09	—	—	1.1220
May-09	—	—	1.0878
Jun-09	—	—	1.0986
Jul-09	—	—	1.0730

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2195
Feb-09	—	—	1.2119
Mar-09	—	—	1.2139
Apr-09	—	—	1.1758
May-09	—	—	1.1423
Jun-09	—	—	1.1559
Jul-09	—	—	1.1313

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2056
Feb-09	—	—	1.1971
Mar-09	—	—	1.1979
Apr-09	—	—	1.1592
May-09	—	—	1.1251
Jun-09	—	—	1.1376
Jul-09	—	—	1.1124

(1) Beginning of the month Net Asset Value for all other purposes

(b) None.
(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

	Exhibit 99	The financial statements of ML Systematic Momentum FuturesAccess LLC are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM II LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2009	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date August 14, 2009	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)